Form 10-Q
period 2017-12-31
IMMUNOMEDICS INC
filed 2018-02-08
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

The number of shares of the registrant’s common stock outstanding as of February 8, 2018 was 165,783,572.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$60,960,134	$43,393,570
Marketable securities	78,788,621	111,508,225
Accounts receivable, net of allowance for doubtful accounts of $12,589 at December 31, 2017 and $9,371 at June 30, 2017	343,304	488,723
Inventory	43,295	580,016
Prepaid expenses	4,738,063	891,284
Other current assets	3,720,228	436,344
Total current assets	148,593,645	157,298,162
Property and equipment, net of accumulated depreciation of $30,187,906 and $29,560,955 at December 31, 2017 and June 30, 2017, respectively	7,300,102	5,245,230
Other long-term assets	60,000	30,000
Total Assets	$155,953,747	$162,573,392

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$19,993,297	$31,366,976
Warrant liabilities	97,926,944	90,706,206
Deferred revenues	125,543	170,967
Total current liabilities	118,045,784	122,244,149
Convertible senior notes – net of unamortized debt issuance costs of $310,174 at December 31, 2017 and $1,915,781 at June 30, 2017	19,689,826	98,084,219
Other liabilities	1,768,950	1,708,272
Commitments and Contingencies (Note 13)	—	—
Stockholders’ Equity (Deficit):
Convertible preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2017 and 1,000,000 shares issued and outstanding at June 30, 2017	—	10,000
Common stock, $.01 par value; authorized 250,000,000 shares; issued 161,303,041 shares and outstanding 161,268,316 shares at December 31, 2017; issued 110,344,643 shares and outstanding 110,309,918 shares at June 30, 2017	1,613,030	1,103,446
Capital contributed in excess of par	659,467,034	462,666,366
Treasury stock, at cost: 34,725 shares at December 31, 2017 and at June 30, 2017	(458,370)	(458,370)
Accumulated deficit	(642,973,148)	(521,710,899)
Accumulated other comprehensive loss	(401,085)	(302,710)
Total Immunomedics, Inc. stockholders’ equity (deficit)	17,247,461	(58,692,167)
Noncontrolling interest in subsidiary	(798,274)	(771,081)
Total stockholders’ equity (deficit)	16,449,187	(59,463,248)
Total Liabilities and Stockholders' Equity (Deficit)	$155,953,747	$162,573,392

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenues:
Product sales	$523,884	$316,968	$1,050,272	$914,482
License fee and other revenues	63,975	10,007	65,070	25,114
Research and development	9,425	57,195	172,432	186,380
Total revenues	597,284	384,170	1,287,774	1,125,976

Costs and Expenses:
Costs of goods sold	496,610	46,762	566,790	301,867
Research and development	25,495,536	12,748,026	42,837,064	27,273,890
Sales and marketing	1,189,884	185,075	1,415,984	400,931
General and administrative	2,842,379	2,763,956	7,492,682	3,455,540
Total costs and expenses	30,024,409	15,743,819	52,312,520	31,432,228
Operating loss	(29,427,125)	(15,359,649)	(51,024,746)	(30,306,252)
Changes in fair market value of warrant liabilities	26,768,251	(7,230,340)	(59,610,079)	(7,230,340)
Interest expense	(273,991)	(1,369,956)	(2,920,892)	(2,739,911)
Interest and other income, net	382,083	69,756	798,322	154,962
Other financing expenses	—	(346,568)	—	(346,568)
Loss on induced exchanges of debt	—	—	(13,005,329)	—
Insurance reimbursement	—	—	4,366,137	—
Foreign currency transaction gain, net	23,524	(211,406)	107,145	(208,947)
Loss before income tax benefit	(2,527,258)	(24,448,163)	(121,289,442)	(40,677,056)
Income tax expense	—	—	—	—
Net loss	(2,527,258)	(24,448,163)	(121,289,442)	(40,677,056)
Less: Net loss attributable to noncontrolling interest	(13,662)	(779)	(27,193)	(31,824)
Net loss attributable to Immunomedics, Inc. stockholders	$(2,513,596)	$(24,447,384)	$(121,262,249)	$(40,645,232)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.02)	$(0.23)	$(0.88)	$(0.41)
Weighted average shares used to calculate loss per common share (basic and diluted)	154,486,782	104,657,280	138,518,463	100,270,504
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(15,506)	73,708	(88,639)	110,816
Unrealized gain (loss) on securities available for sale	(41,869)	(25,347)	(9,736)	(57,956)
Other comprehensive (loss) income, net of tax:	(57,375)	48,361	(98,375)	52,860
Comprehensive loss	(2,584,633)	(24,399,802)	(121,387,817)	(40,624,196)
Less comprehensive loss attributable to noncontrolling interest	(13,662)	(779)	(27,193)	(31,824)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(2,570,971)	$(24,399,023)	$(121,360,624)	$(40,592,372)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(121,289,442)	$(40,677,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	59,610,079	7,230,340
Loss on induced exchanges of debt	13,005,329	—
Depreciation and amortization	627,687	459,402
Amortization of deferred revenue	(90,194)	(25,114)
Amortization of bond premiums	(5,600)	159,469
Amortization of debt issuance costs	1,605,607	364,911
Amortization of deferred rent	60,678	27,128
(Gain) loss on sale of marketable securities	(286)	15,040
Increase (decrease) in allowance for doubtful accounts	3,218	(45,819)
Other	—	346,568
Non-cash expense related to stock compensation	1,342,936	1,445,806
Changes in operating assets and liabilities	(18,648,975)	(809,080)
Net cash used in operating activities	(63,778,963)	(31,508,405)
Cash flows from investing activities:
Purchases of marketable securities	(10,244,890)	(29,160,546)
Proceeds from sales/maturities of marketable securities	42,961,482	24,750,000
Purchases of property and equipment	(1,989,626)	(730,627)
Net cash provided by (used in) investing activities	30,726,966	(5,141,173)
Cash flows from financing activities:

Sale of common stock and warrants, net of related expenses	50,475,941	28,578,473
Exercise of stock options and warrants	665,097	105,133
Direct cost of raising equity	(527,258)	—
Tax withholding payments for stock compensation	(51,133)	(194,050)
Net cash provided by financing activities	50,562,647	28,489,556
Effect of changes in exchange rates on cash and cash equivalents	55,914	(32,287)
Net increase (decrease) in cash and cash equivalents	17,566,564	(8,192,309)
Cash and cash equivalents beginning of period	43,393,570	13,203,625
Cash and cash equivalents end of period	$60,960,134	$5,011,316
Supplemental disclosure of cash flow information:
Interest paid	$2,375,000	$2,375,000
Schedule of non-cash investing and financing activities:
Convertible Senior Notes converted to common stock	$80,000,000	$—
Accrued capital expenditures	$1,054,255	$389,778
Reclass of warrant liability to capital contributed in excess of par	$52,389,321	$—

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

1.Business Overview and Basis of Presentation

Immunomedics is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer and other serious diseases. Our corporate objective is to become a fully-integrated biopharmaceutical company and a leader in the field of antibody-drug conjugates (“ADCs”). To that end, our immediate priority is to commercialize our most advanced ADC product candidate, sacituzumab govitecan (“IMMU-132”), beginning in the U.S., with metastatic triple-negative breast cancer (“mTNBC”) as the first indication.  We plan to submit a Biologics License Application (“BLA”) to the United States Food and Drug Administration (“FDA”) by the end of May 2018 for accelerated approval of sacituzumab govitecan for the treatment of patients with mTNBC who have failed at least two prior therapies for metastatic disease.

The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Rodermark, Germany, that assist the Company in managing sales of its LeukoScan® product and coordinating clinical trials in Europe. The Company intends to discontinue the sale of LeukoScan® during the third quarter, FY 2018 to focus on its ADC business.  The accompanying condensed financial statements include results for its two foreign subsidiaries and its majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”), which works on the development of novel cancer radiotherapeutics using patented pre-targeting technologies with proprietary, bispecific antibodies.

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three-month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2018, or any other period.

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

As of December 31, 2017 the Company had $139.7 million in cash, cash equivalents and marketable securities. On January 8, 2018, the Company announced that it had agreed to sell tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to Royalty Pharma for $175 million. Royalty Pharma also purchased $75 million in common stock of Immunomedics, at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. The total $250 million funding in addition to its cash balance as of December 31, 2017, provided Immunomedics with the resources required to support the Company’s next phase of growth as it focuses on developing sacituzumab govitecan in mTNBC, advanced urothelial cancer and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure and to fund operations into 2020. During that time the Company plans to file a BLA with the FDA for accelerated approval of sacituzumab govitecan for patients with mTNBC in the U.S.; to continue manufacturing sacituzumab govitecan at a large scale to prepare for and supply commercial operations in the U.S.; to continue the Phase 3 ASCENT trial of sacituzumab govitecan for mTNBC patients, invest in further clinical development of sacituzumab govitecan and other pipeline assets, and to launch sacituzumab govitecan as a commercial product in the U.S. initially as a treatment for patients with mTNBC who have failed at least two prior therapies for metastatic disease.

The Company will require additional funding in 2020 to complete its clinical trials currently underway or planned, to continue research and new development programs, to expand commercial applications for sacituzumab govitecan into earlier lines of therapy for mTNBC patients and for patients with other types of cancer indications, such as advanced urothelial cancer and other indications with high, unmet medical need, as a mono and combination therapy, and to continue operations. Potential sources of funding include the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval), and potential equity and debt financing.

Until the Company can generate significant cash through the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval), it expects to continue to fund its operations with its current financial resources. In 2020, if the Company cannot obtain sufficient funding through the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or through the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval),  it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

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

Reclassifications

Certain amounts presented on the Company's prior year consolidated balance sheet have been reclassified to conform to current period classification.

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

Inventory

Inventory, which consists of the raw materials, work-in-process and finished product of LeukoScan®, is stated at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company will capitalize inventory costs associated with the Company’s product candidate, sacituzumab govitecan, after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to the realized; otherwise, such costs are expensed as research and development. In addition, the Company’s product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specification or become obsolete due to expiration, the Company records a charge to cost of sales sold to write down such unmarketable inventory to zero.

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

            The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock and (c) the risk-free interest rate for the expected term of the option. The Company uses the Black-Scholes option pricing formula for determining the grant-date fair value of such awards. The fair value of option awards that vest based on achievement of certain market conditions are determined using a Monte Carlo simulation technique.

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

            The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the six-month periods ended December 31, 2017 and 2016:

	Six Months Ended
	December 31,
	2017	2016
Expected dividend yield	0%	0%
Expected option term (years)	4.84 years	5.05 years
Expected stock price volatility	69%	62%
Risk-free interest rate	1.72% - 2.14%	1.16% - 1.91%

The following table sets forth weighted average assumptions used to calculate the fair value of options that vest based upon achievement of certain market conditions for the six-month period ended December 31, 2017. There were no awards that vest based upon achievement of certain market conditions for the six-month period ended December 31, 2016.

	Six Months Ended
	December 31,
	2017	2016
Expected option term (years)	2.11 years	0
Expected stock price volatility	74%	0%
Risk-free interest rate	1.93%	0.00%

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

Income Taxes

            The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2017.

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

            The Company’s U.S. operations and foreign jurisdictions reported a net loss for the three-month periods ended December 31, 2017 and 2016, resulting in a tax benefit that was fully offset by a valuation allowance.

            The Company has no liability for uncertain tax positions as of December 31, 2017.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017.  Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%.  Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Only 80% of current income will be able to be offset with a net operating loss carryforward, with the remainder of the net operating loss continuing to carry forward. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements will be reduction of deferred tax assets related to net operating losses and research and development tax credits.  Such reduction is expected to be largely offset by changes to the Company’s valuation allowance.

Net Loss Per Share Allocable to Common Stockholders

            Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or exchange of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three-month periods ended December 31, 2017 and 2016. The common stock equivalents excluded from the diluted per share calculation are 16,904,670 and 30,900,783 shares at December 31, 2017 and 2016, respectively.

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

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” and issued subsequent amendments to the initial guidance contained within ASU 2017-13, ASU 2016-20, ASU 2016-12, ASU 2016-10 and ASU 2016-08. Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to been entitled in exchange for those goods or services. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted. The guidance permits two methods of adoption: full retrospective in which the standard is applied to all of the periods presented or modified retrospective where an entity will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. The Company is currently evaluating which transition approach it will utilize and the impact of adopting ASU 2014-09 and subsequent updates will have on its consolidated financial statements and related disclosures. The Company will adopt these standards with an effective date of July 1, 2018.

3.          Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at December 31, 2017 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$21,529	$—	$(31)	$21,498
Certificate of Deposits	11,051	—	—	11,051
U.S. Government Sponsored Agencies	13,631	—	(14)	13,617
Corporate Debt Securities	25,442	—	(30)	25,412
Commercial Paper	7,212	1	(2)	7,211
	$78,865	$1	$(77)	$78,789

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2017 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$73,789	$74,108
Due after one year through five years	5,000	5,000
	$78,789	$79,108

Marketable securities at June 30, 2017 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$35,086	$—	$(24)	$35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,357	—	(13)	18,344
Corporate Debt Securities	32,692	—	(33)	32,659
Commercial Paper	10,144	1	—	10,145
	$111,577	$1	$(70)	$111,508

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2017 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$89,477	$89,728
Due after one year through five years	22,031	22,149
	$111,508	$111,877

4.Convertible Senior Notes

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the “Convertible Senior Notes”) (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act (the “Convertible Senior Notes”). The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Note was 5.48% for the period from the date of issuance through December 31, 2017.

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

Total interest expense for the Convertible Senior Notes for the three and six-month periods ended December 31, 2017 was $0.3 million and $2.9 million, respectively, compared to interest expense of $1.4 million and $2.7 million for the three and six-month periods ended December 31, 2016. Included in interest expense is the amortization of debt issuance costs of $1.6 million ($1.4 million of which related to the accelerated amortization of debt issuance costs associated with the $80.0 million exchange of Convertible Senior Notes in September 2017) and less than $0.1 million for three-month periods ended December 31, 2017. Included in interest expense is the amortization of debt issuance costs of $0.2 million and $0.4 million for the three and six-month periods ended December 31, 2016, respectively.

5. Warrant Liabilities

In connection with a public offering conducted during October 2016, the Company issued warrants that contain net cash settlement provisions. Additionally, in connection with a stock purchase agreement entered into with Seattle Genetics, Inc. during February 2017 (the “SGEN Warrant”), the Company issued warrants that also have similar net cash settlement provisions. Accordingly, both warrants do not meet the criteria for classifications as equity and are recorded as liabilities on the Company’s balance sheet. The Company recorded these warrants as liabilities at their fair values as calculated at their respective dates of inception. The change in the fair value of each warrant is measured, and booked as an income or expense to adjust the warrant liability on a periodic basis at the end of each fiscal quarter or upon exercise of the warrants.

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

On December 5, 2017, and December 14, 2017, 575,000 warrants related to the October 2016 offering and 8,655,804 warrants related to the SGEN Warrant offering were exercised, respectively. The fair value of the aggregate 9,230,804 exercised warrants increased $2.2 million from June 30, 2017 to the dates of exercise which has been recognized in the accompanying condensed consolidated statements of comprehensive loss. The fair value of the warrants at the exercise dates of $41.1 million was reclassified to Capital Contributed in Excess of Par.

The Company uses Level 2 inputs for its valuation methodology for the warrant liabilities. The estimated fair value was determined using a Black-Scholes valuation model based on various assumptions. The warrant liabilities are adjusted to reflect estimated fair value at each period end, with any changes in the fair value being recorded in changes in fair value of warrant liabilities.

The estimated fair value of the warrant liabilities was approximately $97.9 million and $90.7 million, as of December 31, 2017 and June 30, 2017, respectively. The change in fair value of the warrant liabilities for the three and six-month periods ended December 31, 2017 resulted in a gain of approximately $26.8 million and a loss of approximately $59.6 million, respectively.

6.Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, warrant liability and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of December 31, 2017 and June 30, 2017.

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

Financial instruments recorded on the condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
December 31, 2017	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$51,423	$—	$—	$51,423
Marketable Securities:
U.S. Treasury Bonds	21,498	—	—	21,498
Certificate of Deposits	11,051	—	—	11,051
U.S. Government Sponsored Agencies	13,617	—	—	13,617
Corporate Debt Securities	25,413	—	—	25,413
Commercial Paper	7,210	—	—	7,210
Total	$130,212	$—	$—	$130,212

	($ in thousands)
June 30, 2017	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$36,776	$—	$—	$36,776
Marketable Securities:
U.S. Treasury Bonds	35,062	—	—	35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,344	—	—	18,344
Corporate Debt Securities	32,659	—	—	32,659
Commercial Paper	10,145	—	—	10,145
Total	$148,284	$—	$—	$148,284

(a)	The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of December 31, 2017		As of June 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$19,690	$62,490	$98,084	$180,950

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

Warrant Liabilities

The Company has determined its warrant liabilities to be a Level 2 fair value measurement and used the Black Scholes valuation model to calculate the fair value as of December 31, 2017 and June 30, 2017:

At the measurement dates, the Company estimated the fair value for the warrants based on Black-Scholes valuation model and using the following assumptions:

	December 31,	June 30,	June 30,
	2017	2017 (1)	2017 (2)
Risk-free interest rate	1.48%	1.14%	1.38%
Expected remaining term	0.8	0.51 years	1.28 years
Expected volatility	74.02%	69.34%	73.85%
Dividend yield	0%	0%	0%

(1)	Represents the fair value assumptions for the warrants issued in connection with February 10, 2017 stock purchase agreement.
(2)	Represents the fair value assumptions for the warrants issued in connection with October 11, 2016 on public offering.

The following table sets forth the changes in the fair value for the warrant liability during the six-month period ended December 31, 2017 ($ in thousands):

	Warrants	Level 2
Fair value – June 30, 2017	18,655,804	$90,706
Reclass of warrant liability to capital contributed in excess of par due to exercise	(10,805,804)	(52,389)
Change in fair value	—	59,610
Fair value – December 31, 2017	7,850,000	$97,927

7.Stockholders’ Equity (Deficit)

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

Common stock

On January 8, 2018, the Company announced that it had agreed to sell tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust, a Delaware statutory trust (“RPI”) for $175 million. Simultaneously, the Company also entered into a common stock purchase agreement with RPI pursuant to which the Company, in a private placement, agreed to issue and sell to RPI 4,373,178 shares (the “Shares”) of the Company’s Common Stock, at a price of $17.15 per share for gross proceeds to the Company of $75,000,000 before deducting fees and expenses.

The Shares were offered, issued and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. RPI represented that it is an accredited investor and that it acquired the Shares for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

On December 5, 2017, Seattle Genetics exercised the Warrants they held in full to acquire 8,655,804 shares of Common Stock for an aggregate purchase price of $42.4 million.

On October 11, 2016, the Company completed an underwritten public offering of 10 million shares of its common stock and accompanying warrants to purchase 10 million shares of common stock at a purchase price of $3.00 per unit, comprised of one share of common stock and one warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.6 million, respectively after deducting the underwriting discounts and commissions and estimated expenses related to the offering payable. The warrants became exercisable six months following the date of issuance, and will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. On the date of issuance, the fair value of these warrants was determined to be $7.3 million and recognized as a liability.  The warrants under certain situations require cash settlement by the Company. On July 18, 2017, September 1, 2017, and December 14, 2017, 900,000,  675,000, and 575,000 warrants were exercised, respectively. The fair value of the 1,575,000 exercised warrants increased $4.5 million from June 30, 2017 to the dates of exercise which has been recognized in the accompanying condensed consolidated statements of comprehensive loss.

8.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	(Loss) Income
Balance, July 1, 2017	$(234)	$(69)	$(303)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	(89)	(9)	(98)
Net current-period other comprehensive income	(89)	(9)	(98)
Balance, December 31, 2017	$(323)	$(78)	$(401)
Balance, July 1, 2016	$(172)	$40	$(132)
Other comprehensive income before reclassifications	111	(73)	38
Amounts reclassified from accumulated other comprehensive income (a)	—	15	15
Net current-period other comprehensive income	111	(58)	53
Balance, December 31, 2016	$(61)	$(18)	$(79)

(a)

For the six-month periods ended December 31, 2017 and 2016, less than $1 thousand and $15 thousand was reclassified from accumulated other comprehensive loss to interest and other income, respectively.

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

Under the Plan option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Those option awards generally vest based on four years of continuous service and have seven year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, are vested on the first anniversary of the date of grant, provided that such Board members remain Board members on such date, and have seven year contractual terms. At December 31, 2017 there were 8,644,981 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (5,366,340 shares) and those available to be issued for future grants (8,644,981 shares).

The weighted average fair value at the date of grant for options granted during the six-month periods ended December 31, 2017 and 2016 were $6.38 and $1.76 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the six-month period ended December 31, 2017 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in 000’s)
Outstanding, July 1, 2017	2,893,240	$3.48
Granted	875,665	$11.39
Exercised	(183,266)	$3.63
Cancelled or forfeited	(15,595)	$3.40
Outstanding, December 31, 2017	3,570,044	$5.41	4.06	$37,003
Exercisable, December 31, 2017	2,417,963	$3.40	3.31	$30,849

A summary of the Company’s non-vested restricted and performance stock units at December 31, 2017, and changes during the six-month period ended December 31, 2017 are presented below:

		Weighted-Average
		per Share of
Outstanding Non-Vested		Market Value on
Restricted and Performance Stock Units	Number of Awards	Grant Date
Non-vested at July 1, 2017	1,500,000	$2.28
Restricted Units Granted	35,366	$8.46
Non-vested at December 31, 2017	1,535,366	$2.83

The Company has 2,687,447 non-vested options, restricted stock units and performance stock units outstanding as of December 31, 2017. As of December 31, 2017, there was $6.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 2.59 years. The Company recorded $1.3 million and $1.4 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the six-month periods ended December 31, 2017 and 2016, respectively.

During the six-month period ended December 31, 2017 the Company awarded 35,366 restricted stock units to certain executive officers of the Company at the closing price on the grant date. The weighted average closing price on those dates was $8.46 per share. These restricted stock units will vest over a period of one to three years. As of December 31, 2017, there was $0.2 million of total unrecognized compensation costs related to the awards, excluding performance stock units. The cost is being recognized over a weighted-average period of 1.21 years. The Company recorded approximately $39 thousand and $63 thousand for stock-based compensation expense for these restricted stock units for the three and six-month periods ended December 31, 2017, respectively.

As part of the Amended and Restated Employment Agreement with Dr. Goldenberg, the Company’s former Chief Scientific Officer and Chief Patent Officer, which became effective July 1, 2015, (see Note 13), Dr. Goldenberg received a grant of 1,500,000 restricted stock units (the “Restricted Stock Units”), which shall vest, if at all, after the three (3) year period commencing on the grant date of July 14, 2015, provided the applicable milestones based on achievement of certain market conditions (stock prices) are met and conditioned upon Dr. Goldenberg's continued employment through the vesting period, subject to the terms and conditions of the Restricted Stock Units Notice and the Restricted Stock Units Agreement and such other terms and conditions as set forth in the grant agreement. The Company recorded $0.3 million and $0.6 million for stock-based compensation for both the three and six month periods ended December 31, 2017 and 2016, respectively. There is $0.6 million of total unrecognized compensation cost related to these non-vested Restricted Stock Units granted as December 31, 2017. That cost is being recognized over a remaining weighted-average period of 0.53 years. The Company believes that a change in control occurred on or before May 4, 2017, as defined in Dr. Goldenberg's employment agreement, as a result of the new Board of Directors being seated. According to the terms of his employment agreement and notice of award, the Company believes that these 1.5 million restricted stock units did not vest since at the time of the change in control the actual price per share of the common stock had not achieved the specified target price required to trigger the vesting of the Restricted Stock Units. The Company understands that Dr. Goldenberg contests the Company’s interpretation of both the timing of the change in control and the vesting requirements of the Restricted Stock Units upon a change in control. The 1.5 million Restricted Stock Units are the subject of arbitration.

During December 2017, we issued 151,678 non-qualified stock options to our CEO with a grant date fair value of $1.0 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within four years of the date of grant. These non-qualified stock options with market related vesting conditions were valued using a Monte Carlo simulation model. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the service period of four years. In the event that the Company’s underlying public stock achieves the target price of $23.72 per share based on a 15 day consecutive trading days, any remaining unamortized compensation cost will be recognized.

During December 2017, we issued 168,461 non-qualified stock options to our CEO with a grant date fair value of $1.1 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within four years of the date of grant. These non-qualified stock options with market related vesting conditions were valued using a Monte Carlo simulation model. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the service period of four years. In the event that the Company’s underlying public stock achieves the target price of $35.58 per share or higher for the prior 15 day consecutive trading days, any remaining unamortized compensation cost will be recognized.

10.Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer and other serious diseases, and it currently reports as a single industry segment. Immunomedics conducts its research and development activities primarily in the United States. Immunomedics markets and sells LeukoScan® throughout Europe and in certain other countries outside the United States.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and six-months ended December 31, 2017 and 2016, respectively ($ in thousands):

	As of and for the three months ended
	December 31, 2017
	United
	States	Europe	Total
Total assets	$154,095	$1,858	$155,953
Property and equipment, net	7,216	84	7,300
Revenues	73	524	597
Income (loss) before taxes	(2,643)	116	(2,527)

	As of and for the three months ended
	December 31, 2016
	United
	States	Europe	Total
Total assets	$51,747	$1,377	$53,124
Property and equipment, net	4,195	83	4,278
Revenues	67	317	384
Loss before taxes	(24,334)	(114)	(24,448)

	For the six months ended
	December 31, 2017
	United
	States	Europe	Total
Revenues	$720	$568	$1,288
Income (loss) before taxes	(121,504)	215	(121,289)

	For the six months ended
	December 31, 2016
	United
	States	Europe	Total
Revenues	$212	$914	$1,126
Loss before taxes	(40,433)	(244)	(40,677)

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

The Company incurred $2 thousand of legal expenses on behalf of CMMI for patent related matters for each of the three and six-month periods ended December 31, 2017 and $3 thousand and $4 thousand for the three and six-month periods ended December 31, 2016, respectively. The Company has first rights to license those patents, and may decide whether or not to support them.

For each of the three and six-month periods ended December 31, 2017 and 2016, Dr. Goldenberg received approximately $3 thousand and $13 thousand, in compensation for his services to IBC, respectively.

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

In each of January 2017 and 2016, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. This agreement has been extended to December 30, 2018 and, as amended, provides for the Company to receive a similar anniversary payment of $0.3 million in January 2018.

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

On November 2, 2017, a stipulation and agreement of settlement, compromise, and release (the “Settlement Agreement”) (see below) was entered into between Dr. Goldenberg and other parties as described below. Effective immediately upon execution of the Settlement Agreement, Dr. Goldenberg resigned from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary). The Settlement Agreement provides that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Amended and Restated Goldenberg Agreement. In exchange for a release of claims as required by the Amended and Restated Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg is entitled to (i) termination payments in accordance with the Amended and Restated Goldenberg Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Amended and Restated Goldenberg Agreement, (iii) COBRA payments, and (iv) royalties or payment in accordance with existing agreements. The foregoing cash payments, which the Company has paid pursuant to the terms of the Settlement Agreement, accumulated to approximately $2.4 million. Additionally, certain restricted stock units and performance stock units that accelerated or otherwise became vested as set forth in the Settlement Agreement were settled in accordance with the terms of applicable award agreements. An additional cash payment of approximately $1.8 million is in dispute and the vesting of a grant of 1,500,000 Restricted Stock Units to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement, is also in dispute.

The Parties to the Settlement Agreement, have agreed to arbitrate these disputes. The Company has agreed to pay the arbitrator in full for such arbitration, as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of December 31, 2017 no expenses have been incurred regarding such arbitration.

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

On November 2, 2017, the Settlement Agreement was entered into (see below) by Ms. Sullivan and other parties. Immediately upon the execution of the Settlement Agreement, Ms. Sullivan resigned from her position as a director of the Company and to resign from all office and director positions with any of the Company’s affiliates, effective as of the date of the Settlement Agreement. The Settlement Agreement provides that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by the Amended Sullivan Agreement. In exchange for a release of claims as required by the Amended Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan will be entitled to (i) termination payments in accordance with the Amended Sullivan Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Amended Sullivan Agreement, and (iii) COBRA payments. The foregoing cash payments, which the Company has paid pursuant to the terms of the Settlement Agreement, accumulated to approximately $3.1 million. Additionally, certain restricted stock units and performance stock units that accelerated or otherwise became vested as set forth in the Settlement Agreement were settled in accordance with the terms of applicable award agreements. In addition to this amount, an additional cash payment of $0.9 million is in dispute.

The Parties to the Settlement Agreement have agreed to arbitrate this dispute. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of December 31, 2017 no expenses have been incurred regarding such arbitration.

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

The Company agreed to reimburse venBio for reasonable fees and expenses it incurred in connection with the proxy contest between venBio and the Company, the venBio Action, the 225 Action, and the Federal Action.

On December 1, 2017, venBio and the Company entered into an agreement and undertaking regarding the advancement of venBio’s legal fees and expenses. Pursuant thereto, the Company has advanced to venBio $4.9 million for fees and expenses incurred in connection with the Federal Action, the 225 Action, the venBio Action and the proxy contest.  Advancement of fees and expenses incurred in connection with the venBio Action shall be subject to repayment by venBio in the event that the Court determines that venBio is not entitled to the full amount of its fees and expenses. Such amounts must be repaid by venBio, plus six and three quarters percent interest per annum, compounded quarterly (calculated from the date of the advancement of the fees and expenses through the date of repayment), no later than ninety days following the foregoing determination by the Court.

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

Intellectual Property Assignments

Pursuant to the Settlement Agreement, Dr. Goldenberg and Ms. Sullivan have assigned all global intellectual property rights, other than express rights to royalties pursuant to existing agreements with the Company and Dr. Goldenberg’s patent and related intellectual property relating to cyber space medicine, to the Company, and have agreed to perform all acts reasonably requested by the Company to perfect title in and to all such assigned intellectual property.

Sullivan Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Ms. Sullivan resigned from all director, officer and other positions of the Company and any of its affiliates.  The Settlement Agreement provides that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by her employment agreement with the Company (the “Sullivan Agreement”). In exchange for a release of claims as required by the Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan is entitled to (i) termination payments in accordance with the Sullivan Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Sullivan Agreement, and (iii) COBRA payments.  The foregoing cash payments which the Company has paid accumulated to approximately $3.1 million. An additional cash payment of $0.9 million is in dispute and will be addressed in arbitration. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of December 31, 2017 no expenses have been incurred regarding such arbitration.

Goldenberg Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Dr. Goldenberg resigned from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary), but will remain a director of the Company until his successor is elected and qualified or until his earlier resignation or removal.  The Settlement Agreement provides that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Goldenberg Agreement. In exchange for a release of claims as required by the Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg is entitled to (i) termination payments in accordance with the Goldenberg Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Goldenberg Agreement, (iii) COBRA and other welfare payments, and (iv) royalties or payment in accordance with existing agreements. The foregoing cash payments, which the Company has paid pursuant to the terms of the Settlement Agreement, accumulated to approximately $2.4 million. In addition to these amounts an additional cash payment of approximately $1.8 million is in dispute. Additionally, the vesting of the grant of 1,500,000 Restricted Stock Units to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement, is also in dispute.

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

Termination of Greenhill Engagement

Effective as of the Effective Date, the two engagement letters between Greenhill and the Company (the “Greenhill Agreements”) were terminated. The Settlement Agreement provides further that Greenhill has agreed to forgo and not seek any and all fees, expenses or indemnification from the Company, except that the Company shall reimburse Greenhill up to $200,000 for reasonable and documented expenses incurred in connection with Greenhill providing services to the Company pursuant to the Greenhill Agreements, including expenses incurred in connection with the venBio Action.

In addition, the following is a summary of legal matters that are outstanding:

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against

Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D., seeking lost profits, unjust enrichment damages and compensatory damages resulting from the infringement of its patents. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey. The court granted this motion on January 25, 2017. On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit. On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claim result.” On May 11, 2017, the court entered an order referring the matter to mediation and designating Garrett E. Brown, Jr. (ret.) as the mediator.  The mediation did not result in a settlement.  Discovery in this case is ongoing and no trial date has been set.

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017. Defendants moved to dismiss the complaint on June 19, 2017.  In lieu of responding, an amended complaint was filed on October 13, 2017.  John Neff was substituted for plaintiff Seymour Rosenfeld in the amended complaint. The Company filed a motion to dismiss the amended complaint on December 4, 2017.

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

Lawsuit Challenging the Results of the 2016 Election of Directors

On March 3, 2017, six of the seven then-incumbent members of the Company’s Board commenced an action captioned Goldenberg, et al. vs Aghazadeh, et al., C.A. No. 2017-0163-VCL (Del. Ch.) (the “225 Action”), challenging the results of the election of directors at the 2016 Annual Meeting that took place on March 3, 2017, in which all four of venBio’s nominees won seats on the Company’s Board. The director-plaintiffs named as defendants venBio and its then-nominees, Behzad Aghazadeh, Scott Canute, Peter Barton Hutt, and Khalid Islam. The incumbent directors alleged the same underlying facts as the Company alleged in its lawsuit against venBio in federal court. On March 13, 2017, the Court of Chancery entered an order (the “Status Quo Order”) seating all four venBio nominees (with the three incumbent directors who also won election (based on the plurality vote standard), the “Status Quo Board”) and limiting the Company’s Board to actions within the “ordinary course of business,” unless either waived by the parties on a case-by-case basis or ordered by the Court of Chancery. On March 24, 2017, the defendants, venBio and its four nominees, moved to dismiss the action. The plaintiffs in the action have opposed this motion to dismiss, which remains pending. On April 7, 2017, three of the six plaintiffs voluntarily withdrew their claims, leaving Dr. Goldenberg, Ms. Sullivan and Mr. Markison as plaintiffs. On April 20, 2017, the parties agreed to permit the Status Quo Board to explore a potential financing plan for the Company and negotiate a termination of the Licensing Transaction. On May 3, 2017, the Parties entered into the Initial Term Sheet, pursuant to which, among other things, the Parties agreed to submit to the Court of Chancery a stipulation and proposed order lifting the Status Quo Order. On May 4, 2017, the Parties submitted that stipulation, which confirmed that the Status Quo Board is the lawful Board of the Company. Pursuant to the Settlement Agreement, all claims that were or could have been asserted in the 225 Action have been released.  Upon execution of the Settlement Agreement, the parties submitted a stipulation dismissing the 225 Action with prejudice. On November 6, 2017, the Court of Chancery entered an Order dismissing the 225 Action with prejudice.

Material supplier litigation:

On July 21, 2017, Lonza Sales AG (“Lonza”) commenced an action captioned Lonza Sales AG v. Immunomedics, Inc., United States District Court for the Southern District of New York, 1:17-cv-05384 (the “Litigation) regarding the development and manufacturing of an antibody intermediate (the “Product”) pursuant to a Development and Manufacturing Services Agreement (the “MSA”) dated on or about October 2015.  Specifically, the disputes that have arisen between Lonza and the Company with respect to the MSA, include, but are not limited to: (i) the Company’s alleged failure and refusal to pay for Lonza’s services, and, delivery of the Product; and (ii) Lonza’s failure to provide the Product in an acceptable condition for the Company’s use.  On or about September 29, 2017 the Court dismissed this action without prejudice for lack of jurisdiction. On December 27, 2017, the Parties resolved this dispute and all claims were or could have been asserted in the Litigation have been released.

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

14.Subsequent Events

Funding and Purchase Agreements

On January 7, 2018, the Company, entered into a funding agreement (the “Funding Agreement”) with RPI Finance Trust, a Delaware statutory trust (“RPI”). Pursuant to the Funding Agreement, the Company issued to RPI the right to receive certain royalty amounts, subject to certain reductions, based on the net sales of the antibody-drug conjugate IMMU-132 (sacituzumab govitecan) (the “Products”), for each calendar quarter during the term of the Funding Agreement (“Revenue Participation Right”), in exchange for $175,000,000 in cash (the “Purchase Price”). Specifically, the royalty rate commences at 4.15 percent on net annual sales of up to $2 billion, declining step-wise based on sales tiers to 1.75 percent on net global annual sales exceeding $6 billion.

In addition, after the seventh anniversary of the First Commercial Sale (as defined in the Funding Agreement) in the United States and following a change of control of the Company, the Company shall have the option (“Call Option”) to repurchase fifty percent (50%) of the Revenue Participation Right from RPI, at the net present value (calculated using a 5% discount rate) of the projected royalty payments based upon the then projected sales of the Product.

On December 23, 2017 the Company disclosed to the U.S. government that certain subject inventions (as defined in 37 C.F.R. Section 401.14(a)(2)) relating to the Product were made under National Institutes of Health or any successor agency thereto (“NIH”) grant numbers CA072324, CA114802 and CA171388 and that the Company was electing to retain title in such subject inventions.  Pursuant to the Funding Agreement, in the event the NIH issues a formal written request to the Company to convey title to NIH to any patent right set forth in the Funding Agreement, RPI shall have the right to terminate the Funding Agreement and, if RPI exercises such right, the Company shall refund the Purchase Price to RPI. If NIH has not issued such formal written request to the Company prior to May 7, 2018, the Company shall have the right to demand RPI irrevocably (i) waive its right to terminate the Funding Agreement or (ii) terminate the Funding Agreement and, if RPI exercises such right to terminate, the Company shall refund the Purchase Price to RPI; however, such termination and refund of the Purchase Price shall have no impact on the proceeds received by the Company in the Financing (as defined below).

On January 7, 2018, in connection with the Funding Agreement, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with RPI, pursuant to which the Company, in a private placement, agreed to issue and sell to RPI 4,373,178 shares (the “Shares”) of the Company’s Common Stock,  at a price of $17.15 per share for gross proceeds to the Company of $75,000,000 before deducting fees and expenses (the “Financing”).

The Shares were offered, issued and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. RPI represented that it is an accredited investor and that it acquired the Shares for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the United States federal securities laws.

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

Overview

Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer and other serious diseases. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked”

form, or conjugated with radioactive isotopes, chemotherapeutics, cytokines or toxins. Using these technologies, we have built a pipeline of six clinical-stage product candidates.

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

Our portfolio of investigational products includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“CRC”), respectively. Sacituzumab govitecanis our lead product candidate and has received Breakthrough Therapy Designation from the U.S. Food and Drug Administration (the “FDA”) for the treatment of patients with metastatic triple-negative breast cancer (“mTNBC”) who have failed at least two prior therapies for metastatic disease.

Following the election of a new Board of Directors at our Annual Meeting of Stockholders held on March 3, 2017, we embarked on a new corporate strategy focused on bringing sacituzumab govitecan to the market on our own in the United States for the benefit of patients with mTNBC and the creation of value for our stockholders. To that end, we plan to submit a Biologics License Application (“BLA”) to the FDA for accelerated approval of sacituzumab govitecan in mTNBC by the end of May 2018. To fulfil part of the accelerated approval requirements, we also initiated and dosed the first patient into the Phase 3 ASCENT trial of sacituzumab govitecan for mTNBC during the fourth quarter of calendar year 2017.

We believe our financial resources are adequate to continue the Company’s operations and research and development programs for at least the next twelve months at a level of activity sufficient to support the filing of a  BLA with the FDA for accelerated approval of sacituzumab govitecan for patients with mTNBC in the U.S.; to continue manufacturing sacituzumab govitecan at a large scale to prepare for commercial operations in the U.S.; to continue the Phase 3 ASCENT trial of sacituzumab govitecan for mTNBC patients to support the filing of the BLA; and to initiate preparations to market sacituzumab govitecan to mTNBC patients in the U.S.

As of December 31, 2017 the Company had $139.7 million in cash, cash equivalents and marketable securities. On January 8, 2018, the Company announced that it had agreed to sell tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to Royalty Pharma for $175 million. Royalty Pharma also purchased $75 million in common stock of Immunomedics, at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. The total $250 million funding in addition to its cash balance as of December 31, 2017, provided Immunomedics with the resources required to support the Company’s next phase of growth as it focuses on developing sacituzumab govitecan in mTNBC, advanced urothelial cancer and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure and to fund operations into 2020. During that time the Company plans to file a BLA with the FDA for accelerated approval of sacituzumab govitecan for patients with mTNBC in the U.S.; to continue manufacturing sacituzumab govitecan at a large scale to prepare for and supply commercial operations in the U.S.; to continue the Phase 3 ASCENT trial of sacituzumab govitecan for mTNBC patients, invest in further clinical development of sacituzumab govitecan and other pipeline assets, and to launch sacituzumab govitecan as a commercial product in the U.S. initially as a treatment for patients with mTNBC patients who have failed at least two prior therapies for metastatic disease.

We believe our current focus on commercializing sacituzumab govitecan as a third-line therapy for patients with mTNBC is also the key to opening the door to further potential commercial opportunities in the future including developing sacituzumab govitecan in earlier lines of therapy in mTNBC, as a monotherapy or in combination therapies, as well as expansion of sacituzumab govitecan into other indications beyond mTNBC, such as advanced urothelial cancer (“UC”), advanced castration-resistant prostate cancer (“CRPC”), small-cell lung cancer (“SCLC’), and non-small-cell lung cancer (“NSCLC”). It’s only by proving sacituzumab govitecan in mTNBC that we can explore, expand into, and potentially capitalize on these new opportunities. While our immediate focus is on commercializing sacituzumab govitecan, on our own, in the U.S. and potentially European markets; we are alert to opportunities to commercialize sacituzumab govitecan in certain other regional markets; and we are also open to business development opportunities to develop other pipeline assets.

These other product candidates, which target solid tumors and hematologic malignancies, as well as other diseases, are in various stages of clinical and pre-clinical development. They include other ADCs such as labetuzumab govitecan, which binds the CEACAM5 antigen expressed on colorectal and other solid cancers, and IMMU-140 that targets HLA-DR for the potential treatment of liquid cancers; IMMU-114, the parental antibody in IMMU-140 that targets the HLA-DR receptor; combination therapies involving our ADCs; bispecific antibodies targeting cancers and infectious diseases as T-cell redirecting immunotherapies; as well as bispecific antibodies for next-generation cancer disease therapies, created using our patented DOCK-AND-LOCK® (“DNL®”) protein conjugation technology. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies. In addition, we have a research collaboration with Bayer to study epratuzumab as a thorium-227-labeled antibody and an ongoing collaboration with an independent cancer study group to evaluate epratuzumab in combination with chemotherapy in a large, randomized, Phase 3 trial in children with relapsed acute lymphoblastic leukemia (“ALL”).

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of December 31, 2017, we employed 8 professionals in our research and development departments, 27 professionals in our pre-clinical and clinical research departments and 79 professionals in our operations, manufacturing and quality control departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Antibody-Drug Conjugates (ADCs)

We have two ADC product candidates currently in clinical development focusing on the treatment of patients with metastatic solid tumors. The first ADC program, sacituzumab govitecan, is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors, including Phase 3 ASCENT trial for patients with mTNBC who have failed at least two prior therapies. Labetuzumab govitecan, the second agent from our ADC program, is an anti-CEACAM5-SN-38 ADC currently in development for the treatment of metastatic CRC.

Sacituzumab Govitecan/IMMU-132

Sacituzumab govitecan has been studied in over 500 diverse cancer patients in more than 15 types of solid cancers, with the dose of 10 mg/kg given on days 1 and 8 of repeated 21-day cycles being the established dose regimen. Sacituzumab govitecan received Breakthrough Therapy Designation from the FDA for the treatment of patients with mTNBC who have failed at least two prior therapies for metastatic disease. The FDA has also granted sacituzumab govitecan Fast Track designation for the treatment of patients with mTNBC and for patients with SCLC, or NSCLC. Sacituzumab govitecan has also been designated an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the U.S. and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Currently, clinical development of sacituzumab govitecan focuses on a number of select types of solid cancers including mTNBC, advanced UC, advanced CRPC, SCLC, NSCLC, and certain other cancers.

Initial results from a single-arm Phase 2 study in heavily-pretreated patients with mTNBC were published in the Journal of Clinical Oncology (J Clin Oncol. 35(19):2141-2148 2017). This study was updated by our clinical investigator in an oral presentation during the 2017 San Antonio Breast Cancer Symposium.

In 110 patients with relapsed or refractory mTNBC, an objective response rate (“ORR”) of 31% was determined by an adjudication team of radiologists after a blinded, independent review. The ORR included six complete responses (“CRs”) and 28 partial responses (“PRs”), The independent centrally-reviewed (“ICR”) median duration of response (“DOR”) was 9.1 months. These efficacy data are summarized in the table below.

	Blinded ICR*	Locally Assessed
ORR	31% (6 CRs, 28 PRs)	34% (3 CRs, 34 PRs)
Median DOR	9.1 months	7.6 months

* Scans from 56 patients with at least 20% tumor reduction based on local assessment were sent for blinded, independent central review. Reviewers were not informed patients had 20% tumor shrinkage or which lesions were target lesions by local reads.

In addition to a robust median DOR, nine responders were progression free for more than one year from start of sacituzumab govitecan treatment, four of which were longer than two years. As of data cutoff on June 30, 2017, twelve responding patients were still receiving sacituzumab govitecan.

Overall, patients benefit from sacituzumab govitecan treatment irrespective of age, onset of metastatic disease, or number of prior regimens. Most patients spent more time on sacituzumab govitecan treatment compared to the time spent on last prior therapy. These include 19 patients with prior checkpoint inhibitor therapies who reported an encouraging ORR of 47% (9 of 19) with sacituzumab govitecan. The table below summarizes the ORR of various subgroups.

Subgroups		ORR
Age	<55	37% (20/54)
	>55	30% (17/56)
Onset of metastatic disease	<1.5 years	29% (16/55)
	>1.5 years	38% (21/55)
Prior regimens for metastatic disease	3rd line	36% (16/45)
	>4th line	32% (21/65)
Visceral Involvement at study entry	Yes	30% (26/88)
	No	50% (11/22)
Trop-2 IHC (N = 62)	0-1 (weak, absent)	0% (0/5)
	2-3 (moderate, strong)	40% (23/57)
No Trop-2 IHC		29% (14/48)
Prior checkpoint inhibitors		47% (9/19)

These encouraging results will be part of a BLA package, which the Company plans to submit to the FDA for accelerated approval of sacituzumab govitecan as a third-line treatment for patients with mTNBC by the end of May 2018. A prerequisite for FDA acceptance of the BLA filing is to have a confirmatory Phase 3 trial to be underway at the time of BLA submission. To that end, we initiated and dosed the first patient in the confirmatory Phase 3 ASCENT study in November 2017, thereby satisfying FDA’s requirement. Details of this trial can be obtained at the website: https://clinicaltrials.gov/, using the identifier NCT02574455.

In advanced UC, sacituzumab govitecan was found to be active in patients who have relapsed or are refractory to chemotherapies and immune checkpoint inhibitors (“IOs”), as reported by our clinical investigator at the European Society for Medical Oncology Congress held during September 2017. The confirmed ORR among forty-one intention-to-treat (“ITT”) patients was 34% (14/41), including two confirmed CRs and twelve confirmed PRs. The median DOR at the time of data cutoff was 12.6 months (95% confidence interval [CI], 7.5 to 12.9 months). Median progression-free survival (“PFS”) at 80% data maturity was 7.1 months (95% CI, 5.0 to 10.7 months). In a subset of patients who progressed after prior IO therapy, the confirmed ORR was 29% (4/14), with median PFS of 5.4 months (95% CI, 1.9 to 7.2 months) but median overall survival (“OS”) was not met.

Results with sacituzumab govitecan in SCLC and NSCLC were recently published in medical journals. For SCLC, as reported in the journal Clinical Cancer Research (Clin Cancer Res. 23(19):5711-5719, 2017), 60% of patients showed tumor shrinkage from baseline computed tomography (“CT”) measurements. On an ITT basis (N= 50), the ORR was 14% (17% for 10 mg/kg group) and the median DOR was 5.7 months. Median PFS and median OS were 3.7 months and 7.5 months, respectively. There was a suggested improvement in PR and PFS with sacituzumab govitecan in second-line patients who were sensitive to frontline therapy, but no difference between frontline chemosensitive versus chemoresistant patients in the overall population.

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

Sacituzumab govitecan has a predictable and manageable safety profile. Grade 3 or higher adverse events with more than 5% frequency include neutropenia, leukopenia, anemia, diarrhea, and febrile neutropenia. Side effects were managed with supportive medication or dose modifications. Despite repeated dosing, no antibodies to the drug conjugate or its components were detected on serial blood collections and there were no treatment-related deaths. Trop-2 tumor staining was not required for patient selection, due to greater than 80% expression.

The Company’s strategy to broaden the development of sacituzumab govitecan beyond mTNBC and advanced UC includes meeting the high unmet medical need in patients with advanced CRPC. To that end, the Company, through an agreement with The Prostate Cancer Clinical Trials Consortium, is collaborating with the University of Wisconsin Carbone Cancer Center to investigate sacituzumab govitecan in an investigator-sponsored Phase 2 trial to assess whether targeting Trop-2 with sacituzumab govitecan is promising in prostate cancer patients. Approximately 55-60 male patients with CRPC progressing on enzalutamide or abiraterone, objectively or based on prostate-specific antigen level, in either hormone naïve or CRPC settings will be enrolled into the multicenter study, which will be funded by the Company.

We have an extensive intellectual property portfolio protecting sacituzumab govitecan. Specifically, 37 patents were issued in the U.S. and 22 foreign patents were issued covering composition of matter, synthesis and uses. Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan expire in 2017 in the U.S. and 2023 overseas. Patents to compositions and use of the CL2A linker incorporated in sacituzumab govitecan expire between 2023 and 2029 in the U.S. and overseas. Other patents relating to use of hRS7 for cancer therapy, including the SN-38 conjugated form of hRS7 used in sacituzumab govitecan, extend to 2033. Additionally, we are entitled to extend the term of our key patent for up to 5 more years. Outside the U.S., patents were issued in Australia, Canada, China, Europe, Israel, Japan, Mexico, South Korea and other key global markets.

Labetuzumab Govitecan/IMMU-130

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

Bayer is enrolling patients with relapsed or refractory CD22-positive non-Hodgkin lymphoma (“NHL”) into a Phase 1 clinical trial evaluating epratuzumab labeled with thorium-227. This study is focusing on patients with diffuse large B-cell lymphoma and potentially follicular lymphomas who have been previously treated with, or are not considered candidates for available therapies. An overview of the TTC platform and the CD22 TTC program was provided in an oral presentation by Bayer at the 2016 AACR Annual Meeting.

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

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab NHL, yttrium-90-labeled clivatuzumab tetraxetan for pancreatic cancer, sacituzumab govitecan for SCLC and pancreatic cancer, labetuzumab for ovarian, pancreatic and SCLCs pancreatic, milatuzumab for multiple myeloma and CLL, and veltuzumab for ITP and pemphigus. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer of the approved product cannot assure sufficient quantities. As a result, there can be no assurance that our competitors will not receive approval of drugs or biologics that have a different active ingredient for treatment of the diseases for which our products and product candidates are targeted.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act (“ACA”) imposes, among other things, new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports to the government by December 31, 2014 and June 30, 2014, and the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Three-Month Period Ended December 31, 2017 Compared to 2016

Revenues

Revenues for the three-month periods ended December 31, 2017 and 2016 were $0.6 million and $0.4 million, respectively. Product sales for the three-month period ended December 31, 2017 were $0.5 million, compared to $0.3 million for the same period in 2016, an increase of $0.2 million, or approximately 65%, due to higher sales volume of LeukoScan® in Europe.

Costs and Expenses

Total costs and expenses for the three-month period ended December 31, 2017 were $30.0 million, compared to $15.7 million for the same period in 2016, an increase of $14.3 million, or approximately 91%.

Research and development expenses for the three-month period ended December 31, 2017 were $25.5 million, compared to $12.7 million for the same period in 2016, an increase of $12.8 million, or approximately 100%. The increase was due primarily to a $6.9 million increase in human resource and consulting costs to prepare for the regulatory submission and commercial launch of sacituzumab govitecan in the United States market for patients with 3rd line mTNBC, and a $5.9 million increase from the initiation of the Phase 3 ASCENT clinical trial for mTNBC during the three-month period ended December 31, 2017.

Sales and marketing expenses for the three-month periods ended December 31, 2017 and 2016 were $1.2 million and $0.2 million, respectively, an increase of $1.0 million due primarily to consulting services in connection with preparations for the commercial launch.

The cost of goods sold for the three-month periods ended December 31, 2017 and 2016 was $0.5 million and $0.1 million, respectively, an increase of $0.4 million due to a $0.4 million write down of LeukoScan® inventories that were deemed to be unsaleable due to product expiration. The Company intends to discontinue the sale of LeukoScan® during the third quarter, FY 2018 to focus on its ADC business.

General and administrative expenses were $2.8 million for both three-month periods ended December 31, 2017 and 2016.

Changes in Fair Value of Warrant Liabilities

The Company recognized $26.8 million in non-cash income during the three-month period ended December 31, 2017 as a result of the decrease in fair value of warrant liabilities during the period, compared to non-cash expense of $7.2 million in the prior year, a $34.0 million decrease in non-cash cost from the change in fair value of derivatives.

Interest Expense

Total interest expense for the Convertible Senior Notes for the three-month periods ended December 31, 2017 was $0.3 million, compared to  $1.4 million for the three-month period ended December 31, 2016, a decrease of $1.1 million due primarily to accelerated conversion of $80 million senior convertible debt on September 21, 2017. Included in interest expense is the amortization of debt issuance costs of $0.1 million and $0.2 million for the three months ended December 31, 2017 and December 31, 2016, respectively.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended December 31, 2017 was $2.5 million, or $0.02 per share, compared to a net loss of $24.4 million, or $0.23 per share, for the same period in 2016; a decrease of $21.9 million due primarily to the $14.3 million increase in costs and expenses, offset by the $33.9 million decrease in non-cash cost from the change in fair value of warrant liabilities, and the $1.1 million decrease in interest expense, a $1.0 million decrease in other non-operating costs, and a $0.2 million increase in revenue.

Six-Month Period Ended December 31, 2017 Compared to 2016

Revenues

Revenues for the six-month periods ended December 31, 2017 and 2016 were $1.3 million and $1.1 million, respectively, due to a $0.2 million increase in LeukoScan sale during 2017.

Costs and Expenses

Total costs and expenses for the six-month period ended December 31, 2017 were $52.3 million, compared to $31.4 million for the same period in 2016, an increase of $20.9 million, or approximately 67%.

Research and development expenses for the six-month period ended December 31, 2017 were $42.8 million, compared to $27.3 million for the same period in 2016, an increase of $15.5 million, or approximately 57% due to an $8.2 million increase in consulting and contract services costs, a $5.7 million increase from costs related to the initiation of the Phase 2 ASCENT clinical trial, and a $1.7 million increase in labor related costs in connection with preparations for the regulatory submission and launch of sacituzumab govitecan in the United States for patients with mTNBC.

Sales and marketing expenses for the six-month periods ended December 31, 2017 and 2016 were $1.4 million and $0.4 million, respectively, an increase of $1.0 million, due primarily to consulting services in connection with the preparation for the commercial launch.

General and administrative expenses were $7.5 million and $3.5 million for the six month periods ended December 31, 2017 and 2016, respectively, an increase of $4.0 million due primarily to a $2.1 million increase in legal and advisory fees associated with the proxy contest, a $1.4 million increase in labor related costs, a $0.6 million increase in general corporate legal fees and $0.4 million for consulting services for strategic planning.

The cost of goods sold for the six-month periods ended December 31, 2017 and 2016 was $0.6 million and $0.3 million, respectively, an increase of $0.3 million, primarily due to a $0.4 million write down relating to LeukoScan® inventories that were deemed to be unsaleable due to product expiration. The Company intends to discontinue the sale of LeukoScan® during the third quarter, of fiscal year 2018 to focus on its ADC business.

Changes in Fair Value of Warrant Liabilities

The Company recognized $59.6 million in non-cash expense during the six-month period ended December 31, 2017 as a result of the increase in fair value of warrant liabilities at December 31, 2017, compared to non-cash expense of $7.2 million in the prior year.

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

Interest Expense

Interest expense for the six-month period ended December 31, 2017 was $2.9 million, compared to $2.7 million for the six-month period ended December 31, 2016. The $0.2 million increase was due primarily to a $1.4 million increase in the amortization of debt issuance costs, offset partially by $1.2 million decrease in interest payments related to the reduction in outstanding principle of the Convertible Senior Notes due to the accelerated exchange.

Insurance Reimbursement

During the six months ended December 31, 2017, the Company received a $4.4 million insurance reimbursement related to legal costs incurred during the Company’s proxy contest in fiscal year 2017.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the six-month period ended December 31, 2017 was $121.3 million, or $0.88 per share, compared to a net loss of $40.7 million, or $0.41 per share, for the same period in 2016, an increase of $80.6 million due primarily to the $59.6 million increase in the non-cash expense from the increase in the fair value of warrant liabilities, the $13.0 million non-cash loss on induced exchanges of debt related to the Convertible Senior Notes, the $20.9 million increase in costs and expenses, offset partially by the receipt of $4.4 million non-recurring insurance reimbursement related to the proxy contest in fiscal year 2017.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the six-month period ended December 31, 2017 was $63.8 million, compared to $31.5 million net cash used in operating activities for the six-month period ended December 31, 2016, an increase of $32.3 million, or approximately 102%. Cash used in operating activities for the six months ended December 31, 2017 resulted from net loss of approximately $121.3 million, reduced by net non-cash charges for stock based compensation, non-cash expense from changes in fair value of warrant liabilities, losses on induced exchange of debt and non-cash interest expense due to amortization of debt discount and depreciation and a net change of $18.6 million in operating assets and liabilities.

Cash flows from investing activities. Net cash provided by investing activities for the six months ended December 31, 2017 was $30.7 million, compared to cash used in investing activities of $5.1 million for the six-months ended December 31, 2016; an increase of $35.8 million, due primarily to a $18.2 million increase in proceeds from sales or maturities of marketable securities, coupled with an $18.9 million decrease in the purchases of marketable securities. These were increases to cash provided by investing activities were partially offset by an increase in cash used for purchases of property and equipment of $2.0 million.

Cash flows from financing activities. Net cash provided by financing activities during the six-month period ended December 31, 2017 was $50.6 million, compared to $28.5 million of cash provided by financing activities during the six-months ended December 31, 2016. The increase of $22.1 million was due primarily to the receipt of $50.5 million net cash proceeds from the exercise of certain warrants during the six months ended December 31, 2017 versus $28.6 million during the same period in the prior year, an increase of $21.9 million. Additionally, the increase was a result of a $0.2 million increase in cash provided from tax withholding for stock compensation.

Working Capital and Cash Requirements

The Company had a working capital surplus of $30.5 million as of December 31, 2017, a decrease of $4.3 million, compared to a surplus of $35.1 million as of June 30, 2017, due primarily to a $7.2 million increase in current warrant liability from the increase in fair value of the Company’s warrants issued in October 2016 and February 2017. The Company had $139.7 million in cash, cash equivalents and marketable securities as of December 31, 2017, a decrease of $15.2 million, compared to $154.9 million as of June 30, 2017. The decrease in cash was due primarily to the use of $63.8 million for operations and $2.0 million for capital expenditures, offset partially by approximately $50.5 million in net proceeds from the exercise of certain warrants during the six months ended December 31, 2017 and $0.1 million from other financing activities.

We believe our financial resources as of December 31, 2017 are sufficient to continue the Company’s operations and research and development programs for at least the next twelve months at a level of activity sufficient to support the filing of a BLA with the FDA for accelerated approval of sacituzumab govitecan for patients with mTNBC in the U.S.; to continue manufacturing sacituzumab govitecan at a large scale to prepare for commercial operations in the U.S.; to continue the Phase 3 ASCENT trial of sacituzumab govitecan for mTNBC patients to support the filing of the BLA, and to initiate preparations to market sacituzumab govitecan to mTNBC patients in the U.S.

On January 8, 2018, the Company announced that it has agreed to sell tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to Royalty Pharma for $175 million. Royalty Pharma has also purchased $75 million in common stock of Immunomedics, at $17.15 per share, which represents a more than 15% premium over the stock’s 15-day trailing average closing price.

This $250 million funding provides Immunomedics the resources to support the Company’s next phase of growth as it focuses on developing sacituzumab govitecan in mTNBC, advanced urothelial cancer and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure. This transaction will provide sufficient cash to fund operations into 2020.

We will require additional funding in 2020 to complete our clinical trials currently underway or planned, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval), and potential equity and debt financing.

Until we can generate significant cash through the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval), we expect to continue to fund our operations with our current financial resources. In 2020, if we cannot obtain sufficient funding through the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or through the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval),  we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in our Annual Report on Form 10-K, as amended on Form 10-K/A. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

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

The Company agreed to reimburse venBio for reasonable fees and expenses it incurred in connection with the proxy contest between venBio and the Company, the venBio Action, the 225 Action, and the Federal Action.

On December 1, 2017, venBio and the Company entered into an agreement and undertaking regarding the advancement of venBio’s legal fees and expenses. Pursuant thereto, the Company has advanced to venBio $4.9 million for fees and expenses incurred in connection with the Federal Action, the 225 Action, the venBio Action and the proxy contest.  Advancement of fees and expenses incurred in connection with the venBio Action shall be subject to repayment by venBio in the event that the Court determines that venBio is not entitled to the full amount of its fees and expenses. Such amounts must be repaid by venBio, plus six and three quarters percent interest per annum, compounded quarterly (calculated from the date of the advancement of the fees and expenses through the date of repayment), no later than ninety days following the foregoing determination by the Court.

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

Intellectual Property Assignments

Pursuant to the Settlement Agreement, Dr. Goldenberg and Ms. Sullivan have assigned all global intellectual property rights, other than express rights to royalties pursuant to existing agreements with the Company and Dr. Goldenberg’s patent and related intellectual property relating to cyber space medicine, to the Company, and have agreed to perform all acts reasonably requested by the Company to perfect title in and to all such assigned intellectual property.

Sullivan Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Ms. Sullivan resigned from all director, officer and other positions of the Company and any of its affiliates.  The Settlement Agreement provides that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by her employment agreement with the Company (the “Sullivan Agreement”). In exchange for a release of claims as required by the Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan is entitled to (i) termination payments in accordance with the Sullivan Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Sullivan Agreement, and (iii) COBRA payments.  The foregoing cash payments which the Company has paid accumulated to approximately $3.1 million. An additional cash payment of $0.9 million is in dispute and will be addressed in arbitration. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of December 31, 2017 no expenses have been incurred regarding such arbitration.

Goldenberg Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Dr. Goldenberg resigned from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned U.S. subsidiary), but will remain a director of the Company until his successor is elected and qualified or until his earlier resignation or removal.  The Settlement Agreement provides that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Goldenberg Agreement. In exchange for a release of claims as required by the Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg is entitled to (i) termination payments in accordance with the Goldenberg Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Goldenberg Agreement, (iii) COBRA and other welfare payments, and (iv) royalties or payment in accordance with existing agreements. The foregoing cash payments, which the Company has paid pursuant to the terms of the Settlement Agreement, accumulated to approximately $2.4 million. In addition to these amounts an additional cash payment of approximately $1.8 million is in dispute. Additionally, the vesting of the grant of 1,500,000 Restricted Stock Units to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement, is also in dispute.

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

Termination of Greenhill Engagement

Effective as of the Effective Date, the two engagement letters between Greenhill and the Company (the “Greenhill Agreements”) were terminated. The Settlement Agreement provides further that Greenhill has agreed to forgo and not seek any and all fees, expenses or indemnification from the Company, except that the Company shall reimburse Greenhill up to $200,000 for reasonable and documented expenses incurred in connection with Greenhill providing services to the Company pursuant to the Greenhill Agreements, including expenses incurred in connection with the venBio Action.

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D. seeking lost profits, unjust enrichment damages and compensatory damages resulting from the infringement of its patents. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey. The court granted this motion on January 25, 2017. On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit. On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claim result.” On May 11, 2017, the court entered an order referring the matter to mediation and designating Garrett E. Brown, Jr. (ret.) as the mediator.  The mediation did not result in a settlement.  Discovery in this case is ongoing and no trial date has been set.

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company's statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132breast cancer drug at the 2016 American Society of Clinical Oncology ("ASCO") conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the

Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017. Defendants moved to dismiss the complaint on June 19, 2017.  In lieu of responding, an amended complaint was filed on October 13, 2017.  John Neff was substituted for plaintiff Seymour Rosenfeld in the amended complaint. Defendants are to The Company filed a motion to dismiss the amended complaint on December 4, 2017.

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

Material supplier litigation:

On July 21, 2017, Lonza Sales AG (“Lonza”) commenced an action captioned Lonza Sales AG v. Immunomedics, Inc., United States District Court for the Southern District of New York, 1:17-cv-05384 (the “Litigation”) regarding the development and manufacturing of an antibody intermediate (the “Product”) pursuant to a Development and Manufacturing Services Agreement (the “MSA”) dated on or about October 2015.  Specifically, the disputes that have arisen between Lonza and the Company with respect to the MSA, include, but are not limited to: (i) the Company’s alleged failure and refusal to pay for Lonza’s services, and, delivery of the Product; and (ii) Lonza’s failure to provide the Product in an acceptable condition for the Company’s use.  On or about September 29, 2017 the Court dismissed this action without prejudice for lack of jurisdiction. On December 27, 2017, the Parties resolved this dispute and all claims were or could have been asserted in the Litigation have been released.

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

We have incurred significant operating losses since our formation in 1982. As of December 31, 2017, we had an accumulated deficit of approximately $643 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our collaboration agreement with Bayer and sales of our LeukoScan®  product in certain European countries. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our diagnostic imaging product for which our patent protection has expired (which may leave us vulnerable to increased competition, for example, from biosimilar manufacturers) and which we intend to discontinue sale of during the third quarter of fiscal year 2018. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative or licensing agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. In addition, our potential obligation to pay RPI royalties on sacituzumab govitecan revenues pursuant to the Royalty Agreement would also erode profitability of this product. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

As of December 31, 2017 we had $139.7 million in cash, cash equivalents and marketable securities; We believe our financial resources are adequate to continue the Company’s operations and research and development programs for at least the next twelve months at a level of activity sufficient to support the filing of the BLA with the FDA for accelerated approval of sacituzumab govitecan for patients with mTNBC in the U.S.; to continue manufacturing sacituzumab govitecan at a large scale to prepare for commercial operations in the U.S.; to continue the Phase 3 ASCENT trial of sacituzumab govitecan for mTNBC to support the filing of the BLA; and to initiate preparations to market sacituzumab govitecan to mTNBC patients in the U.S.

On January 8, 2018, the Company announced that it has agreed to sell tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to Royalty Pharma for $175 million. Royalty Pharma has also purchased $75 million in common stock of Immunomedics, at $17.15 per share, which represents a more than 15% premium over the stock’s 15-day trailing average closing price.

This $250 million funding provides Immunomedics the resources to support the Company’s next phase of growth as it focuses on developing sacituzumab govitecan in mTNBC, advanced urothelial cancer and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure. This transaction will provide sufficient cash to fund operations into 2020.

We will require additional funding in 2020 to complete our clinical trials currently planned or underway, continue research and new development programs, and continue operations. Potential sources of funding include the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval), and potential equity and debt financing.

Until we can generate significant cash through the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval), we expect to continue to fund our operations with our current financial resources. In 2020, if we cannot obtain sufficient funding through the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or through the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval), we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected.

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

Any substantial delay in successfully completing clinical trials for our sacituzumab govitecan product candidate, could severely harm our business and results of operations.

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

Over the long term, we expect to commercialize sacituzumab govitecan in mTNBC in the U.S. and globally, to expand sacituzumab govitecan to treat patients with other solid tumors, including UC, CRPC, SCLC, NSCLC, and other serious cancers, to expand research and development activities to continue to expand and we do not believe we will have adequate cash to continue commercial expansion and development of sacituzumab govitecan, or to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	the rate of progress of commercialization of sacituzumab govitecan in mTNBC and our ability to develop it for other cancers
•	the rate at which we progress our research programs and the number of product candidates we have in pre-clinical and clinical development at any one time;
•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;
•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;
•	the time and costs involved in obtaining FDA and foreign regulatory approvals;
•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights; and
•	our ability to enter into licensing and other collaborative agreements to help offset some of these costs.

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

Until we can generate significant cash through the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval), we expect to continue to fund our operations with our current financial resources. These financial resources will not be adequate to sustain our operations beyond 2020. Consequently, if we cannot obtain sufficient funding through the exercise of outstanding warrants, the entrance into various potential strategic partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or through the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval), we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

We have historically been engaged primarily in research and development activities, but plan to commercialize our lead product candidate, sacituzumab govitecan, ourselves. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercialization activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems relating to managing manufacturing and supply, reimbursement, marketing problems and additional costs. Our product candidates will require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the U.S. and other countries. In addition, we may be required to spend significant funds on building out our commercial operations. Further, our potential obligation to pay RPI royalties on sacituzumab govitecan revenues pursuant to the Royalty Agreement would also erode profitability of this product. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any of our product candidates, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

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

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of certain of our product candidates, including the manufacturing of product materials, the design and conduct of clinical trials for certain of our product candidates, and potentially the obtaining of regulatory approvals and marketing and distribution of any successfully developed products. Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected. Our expenses may also increase as a result of our plan to undertake these activities internally to commercialize sacituzumab govitecan.

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

A member of our Board of Directors and certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, a director, and our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, Ms. Cynthia L. Sullivan, a former director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operated as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg was the President and a Trustee of CMMI, a not-for-profit cancer research center that we used to conduct certain research activities. CMMI has ceased operations. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past thirteen years. As of December 31, 2017, IBC has a liability to Immunomedics Inc. of approximately $17.1 million, which is eliminated in consolidation. Dr. Goldenberg also had primary responsibility for monitoring the market for incidences of potential infringement of the Company’s intellectual property by third parties.

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

As of December 31, 2017, our total consolidated indebtedness was $139.5 million. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Sales of our common stock in the public market could materially and adversely affect the market price of shares. As of December 31, 2017 we had 161,268,316 shares of common stock issued, plus (1) options to purchase 2,417,963 shares of common stock with a weighted‑average exercise price of $3.40 per share, (2) 355,505 restricted stock units to certain executive officers of the Company, (3) 1,500,000 restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement and to certain executive officers of the Company, (4) 8,644,981 shares of common stock reserved for potential future issuance under the Plan, (5) warrants to purchase 7,850,000 shares of common stock with an exercise price of $3.75 and (6) $20 million of principal amount of Convertible Senior Notes convertible into  approximately 3,913,894 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 64,049,341 shares of common stock that remain available for future issuance.

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

As of December 31, 2017 venBio Select Advisor LLC, (“venBio”) is the beneficial owner of approximately 9.96% of our outstanding common stock and approximately 9.3% of our fully diluted common stock. venBio is our largest stockholder, and Dr. Behzad Aghazadeh, the Managing Partner and portfolio manager of the venBio Select Fund, serves as Chairman of our Board of Directors.

As of December 31, 2017, Dr. David M. Goldenberg, our former Chairman of the Board, former Chief Scientific Officer and former Chief Patent Officer together with certain members of his family, including Ms. Cynthia L. Sullivan, our former President and Chief Executive Officer, who is Dr. Goldenberg’s wife, and other affiliates, controlled the right to vote approximately 4.7% of our outstanding common stock and approximately 4.4% of our fully diluted common stock.

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

10.1

Stipulation and Agreement of Settlement, Compromise, and Release, dated November 2, 2017, by and among Immunomedics, Inc., venBio Select Advisor LLC, Dr. David M. Goldenberg, Cynthia L. Sullivan, Brian A. Markison, Greenhill & Co., Inc., and Greenhill & Co., LLC (Incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on November 8, 2017).

10.2*	Executive Employment Agreement, dated as of November 8, 2017, between the Company and Michael Pehl.

10.3*	Incentive Stock Option Grant, dated as of December 7, 2017, between the Company and Michael Pehl.

10.4*	Nonqualified Stock Option Grant, dated as of December 7, 2017, between the Company and Michael Pehl.

10.5*	Executive Employment Agreement, dated as of November 8, 2017, between the Company and Brendan Delaney.

10.6*	Incentive Stock Option Grant, dated as of November 10, 2017, between the Company and Brendan Delaney.

10.7	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on December 6, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

February 8, 2018	/s/ Michael Pehl
Michael Pehl
Chief Executive Officer (Principal Executive Officer)

February 8, 2018	/s/ Michael R. Garone
Michael R. Garone
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)