Form 10-Q
period 2018-03-31
IMMUNOMEDICS INC
filed 2018-05-09
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2018 was 167,346,526.

IMMUNOMEDICS, INC.

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$306,746,267	$43,393,570
Marketable securities	52,046,411	111,508,225
Accounts receivable, net of allowance for doubtful accounts of $1,941 at March 31, 2018 and $9,371 at June 30, 2017	195,046	488,723
Inventory	—	580,016
Prepaid expenses	4,276,134	891,284
Other current assets	5,894,556	436,344
Total current assets	369,158,414	157,298,162
Property and equipment, net of accumulated depreciation of $30,501,227 and $29,560,955 at March 31, 2018 and June 30, 2017, respectively	10,669,146	5,245,230
Other long-term assets	60,000	30,000
Total Assets	$379,887,560	$162,573,392

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$23,196,457	$31,366,976
Warrant liabilities	70,331,191	90,706,206
Deferred revenues	93,669	170,967
Total current liabilities	93,621,317	122,244,149
Convertible senior notes – net of unamortized debt issuance costs of $273,683 at March 31, 2018 and $1,915,781 at June 30, 2017	19,726,317	98,084,219
Non-recourse debt	182,216,000	—
Accrued interest expense on non-recourse debt	10,626,390	—
Other long-term liabilities	1,878,100	1,708,272
Total Liabilities	308,068,124	222,036,640
Commitments and Contingencies (Note 13)	—	—
Stockholders’ Equity (Deficit):
Convertible preferred stock, $.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2018 and 1,000,000 shares issued and outstanding at June 30, 2017	—	10,000
Common stock, $.01 par value; authorized 250,000,000 shares; issued 167,255,886 shares and outstanding 167,221,161 shares at March 31, 2018; issued 110,344,643 shares and outstanding 110,309,918 shares at June 30, 2017	1,672,558	1,103,446
Capital contributed in excess of par	750,391,976	462,666,366
Treasury stock, at cost: 34,725 shares at March 31, 2018 and at June 30, 2017	(458,370)	(458,370)
Accumulated deficit	(678,519,376)	(521,710,899)
Accumulated other comprehensive loss	(457,183)	(302,710)
Total Immunomedics, Inc. stockholders’ equity (deficit)	72,629,605	(58,692,167)
Noncontrolling interest in subsidiary	(810,169)	(771,081)
Total stockholders’ equity (deficit)	71,819,436	(59,463,248)
Total Liabilities and Stockholders' Equity (Deficit)	$379,887,560	$162,573,392

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues:
Product sales	$450,353	$921,675	$1,500,625	$1,836,157
License fee and other revenues	14,886	257,442	79,956	282,556
Research and development	16,987	144,322	189,419	330,702
Total revenues	482,226	1,323,439	1,770,000	2,449,415

Costs and Expenses:
Costs of goods sold	46,801	135,585	613,591	437,452
Research and development	28,843,102	12,491,290	71,680,166	39,765,180
Sales and marketing	2,365,975	302,509	3,781,959	703,440
General and administrative	6,853,767	10,514,243	14,346,449	13,969,783
Total costs and expenses	38,109,645	23,443,627	90,422,165	54,875,855
Operating loss	(37,627,419)	(22,120,188)	(88,652,165)	(52,426,440)
Changes in fair market value of warrant liabilities	9,835,441	(28,336,865)	(49,774,638)	(35,567,205)
Warrant related expenses	—	(7,649,395)	—	(7,649,395)
Interest expense	(10,900,381)	(1,369,955)	(13,821,273)	(4,109,866)
Interest and other income, net	1,129,489	64,574	1,927,811	219,536
Other financing expenses	—	—	(13,005,329)	(346,568)
Insurance reimbursement	1,930,233	—	6,296,370	—
Foreign currency transaction gain, net	74,514	91,471	181,659	(117,476)
Loss before income tax benefit	(35,558,123)	(59,320,358)	(156,847,565)	(99,997,414)
Income tax expense	—	—	—	—
Net loss	(35,558,123)	(59,320,358)	(156,847,565)	(99,997,414)
Less: Net loss attributable to noncontrolling interest	(11,895)	(14,340)	(39,088)	(46,164)
Net loss attributable to Immunomedics, Inc. stockholders	$(35,546,228)	$(59,306,018)	$(156,808,477)	$(99,951,250)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.21)	$(0.55)	$(1.08)	$(0.97)
Weighted average shares used to calculate loss per common share (basic and diluted)	166,054,266	107,839,947	145,119,409	102,756,818
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(66,419)	(52,247)	(155,058)	58,569
Unrealized gain (loss) on securities available for sale	10,321	5,467	585	(52,489)
Other comprehensive (loss) income, net of tax:	(56,098)	(46,780)	(154,473)	6,080
Comprehensive loss	(35,614,221)	(59,367,138)	(157,002,038)	(99,991,334)
Less comprehensive loss attributable to noncontrolling interest	(11,895)	(14,340)	(39,088)	(46,164)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(35,602,326)	$(59,352,798)	$(156,962,950)	$(99,945,170)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(156,847,565)	$(99,997,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	49,774,638	35,567,205
Warrant related expense	—	7,649,395
Depreciation and amortization	940,272	633,079
Loss on induced exchanges of debt	13,005,329	—
Amortization of deferred revenue	(77,298)	(43,230)
Amortization of bond premiums	—	205,071
Amortization of debt issuance costs	1,552,785	547,366
Amortization of deferred rent	169,828	18,062
(Gain) loss on sale of marketable securities	—	15,682
Increase (decrease) in allowance for doubtful accounts	(7,430)	(52,561)
Other	(296,096)	467,340
Non-cash expense related to stock compensation	2,673,184	2,593,085
Changes in operating assets and liabilities:
Accounts receivable – net of reserve	293,677	(306,795)
Other receivables	(30,000)	125,578
Inventories – net of reserve	580,016	(335,091)
Other current assets	(5,458,212)	43,467
Prepaid expenses	(3,384,850)	274,515
Accounts payable and accrued expenses	(9,467,734)	4,409,509
Accrued interest on non-recourse debt	10,626,390	—
Net cash used in operating activities	(95,953,066)	(48,185,737)
Cash flows from investing activities:
Purchases of marketable securities	(10,380,182)	(29,160,546)
Proceeds from sales/maturities of marketable securities	69,841,996	42,240,521
Purchases of property and equipment	(4,929,765)	(829,325)
Net cash provided by investing activities	54,532,049	12,250,650
Cash flows from financing activities:

Sale of common stock and warrants, net of related expenses	123,508,937	43,278,473
Exercise of stock options and warrants	997,208	1,812,780
Proceeds from the issuance of non-recourse debt	182,217,000	—
Debt conversion fees	(530,064)	—
Tax withholding payments for stock compensation	(1,523,183)	(448,625)
Net cash provided by financing activities	304,669,898	44,642,628
Effect of changes in exchange rates on cash and cash equivalents	103,816	(12,698)
Net increase in cash and cash equivalents	263,352,697	8,694,843
Cash and cash equivalents beginning of period	43,393,570	13,203,625
Cash and cash equivalents end of period	$306,746,267	$21,898,468
Supplemental disclosure of cash flow information:
Interest paid	$2,850,000	$4,750,000
Schedule of non-cash investing and financing activities:
Convertible Senior Notes converted to common stock	$80,000,000	$—
Accrued capital expenditures	$1,439,090	$—
Reclass of warrant liability to capital contributed in excess of par	$70,149,633	$—

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

1.Business Overview and Basis of Presentation

Immunomedics is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer and other serious diseases. Our corporate objective is to become a fully-integrated biopharmaceutical company and a leader in the field of antibody-drug conjugates (“ADCs”). To that end, our immediate priority is to commercialize our most advanced ADC product candidate, sacituzumab govitecan (“IMMU-132”), beginning in the U.S., with metastatic triple-negative breast cancer (“mTNBC”) as the first indication.  We plan to submit a Biologics License Application (“BLA”) to the United States Food and Drug Administration (“FDA”) by the end of May 2018 for accelerated approval of sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease.

The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Rodermark, Germany, that assist the Company in clinical trials in Europe.  The accompanying condensed financial statements include results for its two foreign subsidiaries and its majority-owned U.S. subsidiary, IBC Pharmaceuticals, Inc. (“IBC”).

The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2018, or any other period.

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

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations. Historically, sources of revenue have included sales of LeukoScan®, grants, and license fees and other revenue, however, in order to focus on its ADC business, the Company discontinued the sale of LeukoScan® during February 2018.

As of March 31, 2018 the Company had $358.8 million in cash, cash equivalents and marketable securities. On January 8, 2018, the Company announced that it had agreed to sell tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust (“RPI”) for $175.0 million. RPI also purchased $75.0 million in common stock of Immunomedics, at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. The total $250.0 million funding included in its cash balance as of March 31, 2018, provided Immunomedics with the resources required to support the Company’s next phase of growth as it focuses on developing sacituzumab govitecan in mTNBC, advanced urothelial cancer and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure and to fund operations into 2020. During that time the Company plans to file a BLA with the FDA for accelerated approval of sacituzumab govitecan for patients with mTNBC in the U.S., to continue manufacturing sacituzumab govitecan at a large scale to prepare for and supply commercial operations in the U.S., to continue the Phase 3 ASCENT trial of sacituzumab govitecan for mTNBC patients, to invest in further clinical development of sacituzumab govitecan and other pipeline assets, and to launch sacituzumab govitecan as a commercial product in the U.S. initially as a treatment for patients with mTNBC who have received at least two prior therapies for metastatic disease.

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

The Company expects to continue to fund its operations with its current financial resources. In order to meet its cash needs, the Company may also enter into various potential strategic partnerships towards advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the U.S. (pending the submission of the BLA and FDA’s approval). In 2020, if the Company cannot obtain sufficient funding, it could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that the Company will be able to raise the additional capital needed to complete its pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt may also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected.

2.Summary of Significant Accounting Policies

These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A for the year ended June 30, 2017. The Company adheres to the same accounting policies in preparation of its interim financial statements.

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

Reclassifications

Certain amounts presented on the Company’s prior year consolidated balance sheet have been reclassified to conform to current period classification.

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

Inventory

Inventory, which consists of the raw materials, work-in-process and finished product of LeukoScan®, is stated at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company will capitalize inventory costs associated with the Company’s product candidate, sacituzumab govitecan, after regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. In addition, the Company’s product is subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specification or become obsolete due to expiration, the Company records a charge to cost of sales sold to write down such unmarketable inventory to zero.

In order to focus on its ADC business, the Company discontinued the sale of LeukoScan® during February 2018. All inventory was sold through as of March 31, 2018.

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

Research and Development Costs

            Research and development costs are expensed as incurred. Costs incurred for clinical trials for patients and investigators are expensed as services are performed in accordance with the agreements in place with the institutions. Research and development costs include salaries and benefits, costs associated with producing biopharmaceutical compounds, laboratory supplies, the costs of conducting clinical trials, and facilities costs. In addition, the Company uses clinical research organizations (CRO) and contract manufacturing operations (CMO) to outsource portions of our research and development activities.

            Advances paid to CROs are capitalized as prepaids until services are performed and total $3.2 million and $25 thousand at March 31, 2018 and June 30, 2017, respectively.  Similarly, advances paid to CMOs for purchases of raw materials are capitalized to other current assets and are expensed as research and development expenses.  Amounts capitalized to other current assets related to CMOs at March 31, 2018 and June 30, 2017 were $5.1 million and $0, respectively.

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

            The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the nine-month periods ended March 31, 2018 and 2017:

	Nine Months Ended
	March 31,
	2018	2017
Expected dividend yield	0%	0%
Expected option term (years)	3.46 years	5.05 years
Expected stock price volatility	50%	63%
Risk-free interest rate	1.72% - 2.63%	1.16% - 2.15%

The following table sets forth weighted average assumptions used to calculate the fair value of options that vest based upon achievement of certain market conditions for the nine-month period ended March 31, 2018. There were no awards that vest based upon achievement of certain market conditions for the nine-month period ended March 31, 2017.

	Nine Months Ended
	March 31,
	2018	2017
Expected option term (years)	2.10	0
Expected stock price volatility	74%	0%
Risk-free interest rate	1.93%	0.00%

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

Income Taxes

            The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2018.

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

            The Company’s U.S. operations and foreign jurisdictions reported a net loss for the three-month periods ended March 31, 2018 and 2017, resulting in a tax benefit that was fully offset by a valuation allowance.

            The Company has no liability for uncertain tax positions as of March 31, 2018.

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

Net Loss Per Share Allocable to Common Stockholders

            Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or exchange of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the three and nine-month periods ended March 31, 2018 and 2017.

Net Comprehensive Loss

            Net comprehensive loss consists of net loss, unrealized loss on available for sale securities and foreign exchange translation adjustments and is presented in the condensed consolidated statements of comprehensive loss.

Recently Issued Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, “Income Taxes”, guidance which addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns, the accounting for income taxes upon a change in tax laws or tax rates, and the income tax accounting effect of a change in tax laws or tax rates. The Company is currently assessing ASU 2018-05’s impact.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting”, guidance that clarifies that all changes to share-based payment awards are not necessarily accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this guidance should be applied prospectively in annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. This guidance will apply to any future modifications. The Company is assessing ASU 2017-09’s impact and if applicable, will adopt it when effective.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The new standard will be effective for us beginning July 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We will adopt the standard using the modified retrospective method.

We have made substantial progress in completing our review of the impact of this guidance across our various business arrangements and revenue-related activities, and do not expect the adoption of this standard to have a material quantitative impact on our consolidated financial statements.  In limited instances, we may recognize revenue earlier than under the current standard. We will continue to assess new customer contracts through 2018. The new standard will result in additional revenue-related disclosures in the footnotes to our consolidated financial statements. Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. We are in the process of identifying and designing such changes to ensure our readiness.

3.          Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at March 31, 2018 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$14,109	$—	$(26)	$14,083
Certificate of Deposits	8,371	—	—	8,371
U.S. Government Sponsored Agencies	10,882	—	(10)	10,872
Corporate Debt Securities	8,380	—	(20)	8,360
Commercial Paper	10,368	—	(8)	10,360
	$52,110	$—	$(64)	$52,046

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2018 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$47,046	$47,286
Due after one year through five years	5,000	5,000
	$52,046	$52,286

Marketable securities at June 30, 2017 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$35,086	$—	$(24)	$35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,357	—	(13)	18,344
Corporate Debt Securities	32,692	—	(33)	32,659
Commercial Paper	10,144	1	—	10,145
	$111,577	$1	$(70)	$111,508

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2017 (in thousands):

		Net Carrying
	Fair Value	Amount
Due within one year	$89,477	$89,728
Due after one year through five years	22,031	22,149
	$111,508	$111,877

4.Debt

Non-Recourse Debt:

On January 7, 2018, the Company, entered into a funding agreement (the “Funding Agreement”) with RPI Finance Trust, a Delaware statutory trust (“RPI”). Pursuant to the Funding Agreement, the Company issued to RPI the right to receive certain royalty amounts, subject to certain reductions, based on the net sales of the antibody-drug conjugate IMMU-132 (sacituzumab govitecan) (the “Products”), for each calendar quarter during the term of the Funding Agreement (“Revenue Participation Right”), in exchange for $175.0 million in cash (the “Purchase Price”). Specifically, the royalty rate commences at 4.15 percent on net annual sales of up to $2 billion, declining step-wise based on sales tiers to 1.75 percent on net global annual sales exceeding $6 billion.

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

On January 7, 2018, in connection with the Funding Agreement, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with RPI, pursuant to which the Company, in a private placement, issued and sold to RPI 4,373,178 shares (the “Shares”) of the Company’s Common Stock, at a price of $17.15 per share for gross proceeds to the Company of $75.0 million before deducting fees and expenses (the “Financing”).

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

The Company concluded that there were two units of value to account for in the transaction.  The Company allocated approximately $67.8 million to the value of the common stock and additional paid-in-capital and $182.2 million to the non-recourse debt in accordance with ASC 470-10.  Interest will be recognized using the effective interest method over a period of 20 years.  The effective interest rate under the Funding Agreement, including issuance costs, is approximately 25.646%. During the three-month period ended March 31, 2018, the Company recorded $10.6 million in non-cash interest expense.

Convertible Senior Notes:

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the “Convertible Senior Notes”) (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act (the “Convertible Senior Notes”). The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Note was 5.48% for the period from the date of issuance through March 31, 2018.

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

Total interest expense for the Convertible Senior Notes for the three and nine-month periods ended March 31, 2018 was $0.2 million and $1.6 million, respectively, compared to interest expense of $1.4 million and $4.1 million for the three and nine-month periods ended March 31, 2017. Included in interest expense is the amortization of debt issuance costs of $1.6 million ($1.4 million of which related to the accelerated amortization of debt issuance costs associated with the $80.0 million exchange of Convertible Senior Notes in September 2017) for the nine-months ended March 31, 2018 and less than $0.1 million for three-month periods ended March 31, 2018. Included in interest expense is the amortization of debt issuance costs of $0.2 million and $0.5 million for the three and nine-month periods ended March 31, 2017, respectively.

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

On July 18, 2017, and September 1, 2017, warrants to purchase 900,000 and 675,000 shares of the Company’s common stock, issued in to the October 2016 public offering were exercised, respectively. The fair value of the warrants exercised increased $2.6 million from June 30, 2017 to the respective dates of exercise, which has been recognized in the accompanying condensed consolidated statements of comprehensive loss. The $11.2 million fair value of the warrants as of the exercise dates was reclassified to Capital Contributed in Excess of Par.

On December 5, 2017, and December 14, 2017, warrants to purchase 575,000 shares of the Company’s common stock issued in the October 2016 public offering and the SGEN Warrant to purchase 8,655,804 shares of the Company’s common stock issued to Seattle Genetics in the February 2017 Stock Purchase Agreement were exercised, respectively. The fair value of the aggregate warrants exercised increased $2.2 million from June 30, 2017 to the dates of exercise, which has been recognized in the accompanying condensed consolidated statements of comprehensive loss. The $41.1 million fair value of the warrants as of the exercise dates was reclassified to Capital Contributed in Excess of Par.

On February 22, 2018, warrants to purchase 1,400,000 shares of the Company’s common stock issued in the October 2016 public offering were exercised. The fair value of the aggregate warrants exercised increased $10.1 million from June 30, 2017 to the date of exercise, which has been recognized in the accompanying condensed consolidated statements of comprehensive loss. The $17.8 million fair value of the warrants as of the exercise dates was reclassified to Capital Contributed in Excess of Par.

The Company uses Level 2 inputs for its valuation methodology for the warrant liabilities. The estimated fair value was determined using a Black-Scholes valuation model based on various assumptions. The warrant liabilities are adjusted to reflect estimated fair value at each period end, with any changes in the fair value being recorded in changes in fair value of warrant liabilities.

The estimated fair value of the warrant liabilities was approximately $70.3 million and $90.7 million, as of March 31, 2018 and June 30, 2017, respectively. The change in fair value of the warrant liabilities for the three and nine-month periods ended March 31, 2018 resulted in a gain of approximately $9.8 million and a loss of approximately $49.8 million, respectively.

6.Estimated Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, warrant liability and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of March 31, 2018 and June 30, 2017.

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

Financial instruments recorded on the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017 are categorized based on the inputs to the valuation techniques as follows (in thousands):

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

Cash equivalents and marketable securities:

	($ in thousands)
March 31, 2018	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$304,589	$—	$—	$304,589
Marketable Securities:
U.S. Treasury Bonds	14,083	—	—	14,083
Certificate of Deposits	8,371	—	—	8,371
U.S. Government Sponsored Agencies	10,872	—	—	10,872
Corporate Debt Securities	8,360	—	—	8,360
Commercial Paper	10,360	—	—	10,360
Total	$356,635	$—	$—	$356,635

	($ in thousands)
June 30, 2017	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$36,776	$—	$—	$36,776
Marketable Securities:
U.S. Treasury Bonds	35,062	—	—	35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,344	—	—	18,344
Corporate Debt Securities	32,659	—	—	32,659
Commercial Paper	10,145	—	—	10,145
Total	$148,284	$—	$—	$148,284

(a)	The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of March 31, 2018		As of June 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible Senior Notes	$19,726	$57,087	$98,084	$180,950

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

Warrant Liabilities

The Company has determined its warrant liabilities to be a Level 2 fair value measurement and used the Black Scholes valuation model to calculate the fair value as of March 31, 2018 and June 30, 2017:

At the measurement dates, the Company estimated the fair value for the warrants based on Black-Scholes valuation model and using the following assumptions:

	March 31,	June 30,	June 30,
	2018	2017 (1)	2017 (2)
Risk-free interest rate	1.93%	1.14%	1.38%
Expected remaining term	0.54 years	0.51 years	1.28 years
Expected volatility	71.43%	69.34%	73.85%
Dividend yield	0%	0%	0%

(1)	Represents the fair value assumptions for the warrants issued in connection with February 10, 2017 stock purchase agreement.
(2)	Represents the fair value assumptions for the warrants issued in connection with October 11, 2016 on public offering.

The following table sets forth the changes in the fair value for the warrant liability during the nine-month period ended March 31, 2018 ($ in thousands):

	Warrants	Level 2
Fair value – June 30, 2017	18,655,804	$90,706
Reclass of warrant liability to capital contributed in excess of par due to exercise	(12,205,804)	(70,150)
Change in fair value	—	49,775
Fair value – March 31, 2018	6,450,000	$70,331

7.          Stockholders’ Equity (Deficit)

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

On May 10, 2017, the Company issued in a private placement 1,000,000 shares (the “Preferred Shares”) of the Company’s Series A-1 Convertible Preferred Stock at a price of $125 per share for gross proceeds to the Company of $125.0 million, before deducting fees and expenses. Each Preferred Share was exchanged into 23.10536 shares of common stock (or an aggregate of 23,105,348 shares of common stock). The exchange price per share of common stock was $5.41.

Following the June 29, 2017 Special Meeting and filing the Charter Amendment with the State of Delaware, the Company had authorized a sufficient number of unreserved shares of common stock to permit the exchange of the Preferred Shares. On July 31, 2017, the Company filed a registration statement on Form S-3 to register for resale the 23,105,348 shares of the Company’s common stock issuable upon the exchange of the Series A-1 Convertible Preferred Stock. The Preferred Shares converted to shares of common stock on August 24, 2017. The registration statement was declared effective on September 19, 2017.

Common stock

On January 8, 2018, the Company announced that it had agreed to sell tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust, a Delaware statutory trust (“RPI”) for $175.0 million. Simultaneously, the Company also entered into a common stock purchase agreement with RPI pursuant to which the Company, in a private placement, issued and sold to RPI 4,373,178 shares (the “Shares”) of the Company’s Common Stock, at a price of $17.15 per share for gross proceeds to the Company of $75.0 million before deducting fees and expenses.

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

On October 11, 2016, the Company completed an underwritten public offering of 10 million shares of its common stock and accompanying warrants to purchase 10 million shares of common stock at a purchase price of $3.00 per unit, comprised of one share of common stock and one warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.6 million, respectively after deducting the underwriting discounts and commissions and estimated expenses related to the offering payable. The warrants became exercisable nine months following the date of issuance, and will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. On the date of issuance, the fair value of these warrants was determined to be $7.3 million and recognized as a liability.  The warrants under certain situations require cash settlement by the Company. On July 18, 2017, September 1, 2017, December 14,

2017, and February 22, 2018, 900,000,  675,000,  575,000, and 1,400,00 warrants were exercised, respectively. The fair value of the 3,550,000 exercised warrants increased $14.6 million from June 30, 2017 to the dates of exercise which has been recognized in the accompanying condensed consolidated statements of comprehensive loss.

8.Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	(Loss) Income
Balance, July 1, 2017	$(234)	$(69)	$(303)
Other comprehensive income before reclassifications	(155)	—	(155)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	1
Net current-period other comprehensive income	(155)	1	(154)
Balance, March 31, 2018	$(389)	$(68)	$(457)
Balance, July 1, 2016	$(172)	$40	$(132)
Other comprehensive income before reclassifications	59	(69)	10
Amounts reclassified from accumulated other comprehensive income	—	16	16
Net current-period other comprehensive income	59	(53)	6
Balance, March 31, 2017	$(113)	$(13)	$(126)

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

Under the Plan option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Those option awards generally vest based on four years of continuous service and have seven-year contractual terms. Option awards that are granted to non-employee Board members under the annual option grant program are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant, are vested on the first anniversary of the date of grant, provided that such Board members remain Board members on such date, and have seven year contractual terms. At March 31, 2018 there were 13,708,991 shares of common stock reserved for possible future issuance under the Plan, both currently outstanding (5,404,013 shares) and those available to be issued for future grants (8,304,978 shares).

The weighted average fair value at the date of grant for options granted during the nine-month periods ended March 31, 2018 and 2017 were $7.78 and $1.85 per share, respectively. The Company uses historical data to estimate employee forfeitures for employees, executive officers and outside directors. The expected term of options granted represents the period of time that options granted are expected to be outstanding and the expected stock price volatility is based on the Company’s daily stock trading history. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Information concerning options for the nine-month period ended March 31, 2018 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
				(in 000’s)
Outstanding, July 1, 2017	2,893,240	$3.48
Granted	1,215,668	$12.94
Exercised	265,642	$3.76
Cancelled or forfeited	15,595	$3.40
Outstanding, March 31, 2018	4,390,145	$5.51	4.17	$35,774
Exercisable, March 31, 2018	2,377,863	$3.34	3.14	$26,807

A summary of the Company’s non-vested restricted and performance stock units at March 31, 2018, and changes during the nine-month period ended March 31, 2018 are presented below:

		Weighted-Average
		per Share of
Outstanding Non-Vested		Market Value on
Restricted and Performance Stock Units	Number of Awards	Grant Date
Non-vested at July 1, 2017	1,500,000	$2.28
Restricted Units Granted	35,366	$8.46
Non-vested at March 31, 2018	1,535,366	$2.83

The Company has 3,287,996 non-vested options, restricted stock units and performance stock units outstanding as of March 31, 2018. As of March 31, 2018, there was $19.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is being recognized over a weighted-average period of 1.9 years. The Company recorded $2.7 million and $2.6 million for total stock-based compensation expense for employees, executive officers and non-employee Board members for the nine-month periods ended March 31, 2018 and 2017, respectively.

During the nine-month period ended March 31, 2018 the Company awarded 35,366 restricted stock units to certain executive officers of the Company at the closing price on the grant date. The weighted average closing price on those dates was $8.46 per share. These restricted stock units will vest over a period of one to three years. As of March 31, 2018, there was $0.1 million of total unrecognized compensation costs related to the awards, excluding performance stock units. The cost is being recognized over a weighted-average period of 1.20 years. The Company recorded approximately $62 thousand and $168 thousand for stock-based compensation expense for these restricted stock units for the three and nine-month periods ended March 31, 2018, respectively.

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

During December 2017, we issued 151,678 non-qualified stock options to our Chief Executive Officer (CEO) with a grant date fair value of $1.0 million that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within four years of the date of grant. These non-qualified stock options with market related vesting conditions were valued using a Monte Carlo simulation model. Share-based compensation expense is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the service period of four years. In the event that the Company’s underlying public stock achieves the target price of $23.72 per share based on a 15 day consecutive trading days, any remaining unamortized compensation cost will be recognized.

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

10.Geographic Segments

Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer and other serious diseases, and it currently reports as a single industry segment. Immunomedics conducts its research and development activities primarily in the United States. Immunomedics marketed and sold LeukoScan® throughout Europe and in certain other countries outside the United States through February 2018; at which the Company discontinued these sales.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the three and nine-months ended March 31, 2018 and 2017, respectively ($ in thousands):

	As of March 31, 2018	As of June 30, 2017
Total assets:
United States	$377,791	$161,484
Europe	2,097	1,089
Total	$379,888	$162,573

	As of March 31, 2018	As of June 30, 2017
Property and equipment, net:
United States	$10,590	$5,166
Europe	79	79
Total	$10,669	$5,245

	For the three months ended
	March 31, 2018
	2018	2017
Revenues:
United States	$32	$401
Europe	450	922
Total	$482	$1,323

(Loss) income before taxes:
United States	$(35,600)	$(59,378)
Europe	42	58
Total	$(35,558)	$(59,320)

	For the nine months ended
	March 31, 2017
	2018	2017
Revenues:
United States	$269	$613
Europe	1,501	1,836
Total	$1,770	$2,449

(Loss) income before taxes:
United States	$(156,937)	$(99,812)
Europe	89	(185)
Total	$(156,848)	$(99,997)

11.        Related Party Transactions

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

The Company incurred no legal expenses on behalf of CMMI for patent related matters in the three-month period ended March 31, 2018 and $3 thousand of legal expenses for the nine-month period ended March 31, 2018. The Company incurred no legal expenses on behalf of CMMI for patent related matters in the three-month period ended March 31, 2017 and $4 thousand of legal expenses for the nine-month period ended March 31, 2017. The Company has first rights to license those patents, and may decide whether or not to support them.

On January 8, 2018 Morris Rosenberg joined the Company as Chief Technology Officer and became a fulltime employee.  Between May 5, 2017 and January 7, 2018 Mr. Rosenberg was engaged by the Company as an independent consultant pursuant to a consulting agreement between the Company and Mr. Rosenberg’s consulting company, MRosenberg BioPharma Consulting LLC. The Company paid MRosenberg BioPharma Consulting LLC $555,099 during this time.  From January 8, 2018 through March 31, 2018, the Company paid MRosenberg BioPharma $517,034 for services agreed upon prior to Mr. Rosenberg becoming a fulltime employee.  As part of his employment contract, Mr. Rosenberg is permitted to continue to provide certain limited outside consulting services through MRosenberg BioPharma Consulting LLC based on certain restrictions outlined in the contract.  Additionally, during his employment period, except with the prior written consent of the Board, Mr. Rosenberg is not permitted to enter into any contract, agreement or other transaction arrangement to provide goods and or services to the Company through MRosenberg BioPharma Consulting LLC.

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

In January 2017, the Company recorded revenue of $0.3 million representing an anniversary payment under the agreement. This agreement has been extended to December 30, 2018 and, as amended, provides for the Company to receive a similar anniversary payment of $0.3 million, which was received in April 2018.

13.Commitments and Contingencies

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

The Parties to the Settlement Agreement, have agreed to arbitrate these disputes. The Company has agreed to pay the arbitrator in full for such arbitration, as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of March 31, 2018, $106,053 of expenses have been incurred regarding such arbitration.

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

The Parties to the Settlement Agreement have agreed to arbitrate this dispute. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of March 31, 2018, $106,053 of expenses have been incurred regarding such arbitration.

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

On February 9, 2018, the Court entered an Order approving the partial settlement memorialized in the Settlement Agreement and dismissing Dr. Goldenberg, Ms. Sullivan, Mr. Markison and Greenhill’s claims with prejudice. In the Order, the Court also granted venBio’s request for an award of attorneys’ fees and expenses in the amount of $3.4 million. The Order became final on March 12, 2018 (the “Effective Date”).

Resolution of Litigation

The Settlement Agreement includes (i) a mutual release of all claims that were or could have been asserted in the Federal Action or in the 225 Action (each as defined in Item 8.01 hereof) and (ii) a comprehensive release of all direct and derivative claims that have been or could be asserted by or on behalf of (a) venBio or the Company, whether known or unknown, against Greenhill, Dr. Goldenberg, Ms. Sullivan and Mr. Markison and their affiliates and related persons, (b) Dr. Goldenberg, Ms. Sullivan or Mr. Markison, whether known or unknown, against venBio or the Company and their affiliates and related persons, and (c) Greenhill, whether known or unknown, against venBio, the Company, Dr. Goldenberg, Ms. Sullivan and Mr. Markison and their affiliates and related persons, relating to the Company’s private placement of $125.0 million of Series A-1 Convertible Preferred Stock, the 2016 Annual Meeting (defined below), the proxy contest waged by venBio in advance of the 2016 Annual Meeting, the engagement of Greenhill, the settlement of the venBio Action, the licensing transaction with Seattle Genetics, Inc. (“Seattle Genetics”), and the Termination Agreement, dated May 4, 2017, between the Company and Seattle Genetics. (the “venBio Action Released Claims”). The release of the venBio Action Released Claims became effective upon the Effective Date. The Settlement Agreement contemplates that the venBio Action will remain stayed and that the Company and venBio will submit the claims that remain pending against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) to non-binding mediation.

The Company agreed to reimburse venBio for reasonable fees and expenses it incurred in connection with the proxy contest between venBio and the Company, the venBio Action, the 225 Action, and the Federal Action, and had reimbursed venBio in Fiscal 2017 approximately $4.9 million for fees and expenses incurred in connection with the Federal Action, the 225 Action, the venBio Action and the proxy contest.

Indemnification

The Settlement Agreement provides that the Company will, to the extent not covered by the Company’s insurance policies, (i) indemnify Dr. Goldenberg, Ms. Sullivan and Mr. Markison from attorneys’ fees and expenses or other losses in connection with the Actions, and (ii) reimburse and indemnify Dr. Goldenberg and Ms. Sullivan for legal fees for actions taken with respect to the Actions and negotiation of the Settlement Agreement.  As of the Effective Date, the indemnification agreements entered into between the Company and each of Dr. Goldenberg, Ms. Sullivan and Mr. Markison on or about February 9, 2017 were terminated.

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

Sullivan Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Ms. Sullivan resigned from all director, officer and other positions of the Company and any of its affiliates.  The Settlement Agreement provides that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by her employment agreement with the Company (the “Sullivan Agreement”). In exchange for a release of claims as required by the Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan is entitled to (i) termination payments in accordance with the Sullivan Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Sullivan Agreement, and (iii) COBRA payments.  The foregoing cash payments which the Company has paid accumulated to approximately $3.1 million. An additional cash payment of $0.9 million is in dispute and will be addressed in arbitration. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of March 31, 2018, $106,053 of expenses have been incurred regarding such arbitration.

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

Termination of Greenhill Engagement

Upon the Effective Date, the two engagement letters between Greenhill and the Company (the “Greenhill Agreements”) were terminated. The Settlement Agreement provides further that Greenhill has agreed to forgo and not seek any and all fees, expenses or indemnification from the Company, except that the Company shall reimburse Greenhill up to $200,000 for reasonable and documented expenses incurred in connection with Greenhill providing services to the Company pursuant to the Greenhill Agreements, including expenses incurred in connection with the venBio Action.

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

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3,

2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017. Defendants moved to dismiss the complaint on June 19, 2017.  In lieu of responding, an amended complaint was filed on October 13, 2017.  John Neff was substituted for plaintiff Seymour Rosenfeld in the amended complaint. The Company filed a motion to dismiss the amended complaint on December 4, 2017 and the Court granted the motion to dismiss by order dated March 29, 2018. The plaintiff has 45 days to appeal.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. Goldenberg, Ms. Sullivan and Mr. Brian Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio, the Company and

Greenhill entered into the Greenhill Term Sheet. Pursuant to the Settlement Agreement, if the Court of Chancery approves the settlement, all claims that were asserted by venBio against the Individual Defendants or Greenhill in the venBio Action will be released. The claims asserted against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) will remain stayed pending non-binding mediation. Mediation is scheduled for May 24, 2018.

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

Our portfolio of investigational products includes antibody-drug conjugates (“ADCs”) that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in Phase 2 trials for a number of solid tumors and metastatic colorectal cancer (“CRC”), respectively. Sacituzumab govitecan is our lead product candidate and has received Breakthrough Therapy Designation from the U.S. Food and Drug Administration (the “FDA”) for the treatment of patients with metastatic triple-negative breast cancer (“mTNBC”) who have received at least two prior therapies for metastatic disease.

Our corporate strategy is to bring sacituzumab govitecan to the market on our own in the United States for the benefit of patients with mTNBC and the creation of value for our stockholders. To that end, we plan to submit a Biologics License Application (“BLA”) to the FDA for accelerated approval of sacituzumab govitecan in mTNBC by the end of May 2018. To fulfil part of the accelerated approval requirements, we also initiated and dosed the first patient into the Phase 3 ASCENT trial of sacituzumab govitecan for mTNBC during the fourth quarter of calendar year 2017.

As of March 31, 2018, the Company had $358.8 million in cash, cash equivalents and marketable securities. On January 8, 2018, the Company announced that it had agreed to sell tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust (“RPI”) for $175.0 million. RPI also purchased $75.0 million in common stock of Immunomedics, at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. We believe our financial resources are adequate to support the Company’s next phase of growth as it focuses on developing sacituzumab govitecan in mTNBC, advanced urothelial cancer and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure, and to fund operations into 2020. During that time the Company plans to file a BLA with the FDA for accelerated approval of sacituzumab govitecan for patients with mTNBC in the U.S.; to continue manufacturing sacituzumab govitecan at a large scale to prepare for and supply commercial operations in the U.S.; to continue the Phase 3 ASCENT trial of sacituzumab govitecan for mTNBC patients, invest in further clinical development of sacituzumab govitecan and other pipeline assets; and, to launch sacituzumab govitecan as a commercial product in the U.S. initially as a treatment for patients with mTNBC patients who have received at least two prior therapies for metastatic disease.

We believe our current focus on commercializing sacituzumab govitecan as a third-line therapy for patients with mTNBC is also the key to opening the door to further potential commercial opportunities in the future including developing sacituzumab govitecan in earlier lines of therapy in mTNBC, as a monotherapy or in combination therapies, as well as expansion of sacituzumab govitecan into other indications beyond mTNBC, such as advanced urothelial cancer (“UC”), advanced castration-resistant prostate cancer (“CRPC”), small-cell lung cancer (“SCLC’), and non-small-cell lung cancer (“NSCLC”). It’s only by proving sacituzumab govitecan in mTNBC that we can explore, expand into, and potentially capitalize on these new opportunities. While our immediate focus is on commercializing sacituzumab govitecan, on our own, in the

U.S. and potentially European markets, we are alert to opportunities to commercialize sacituzumab govitecan in certain other regional markets, and we are also open to business development opportunities to develop other pipeline assets.

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

See Risk Factors in Item 1A of this Quarterly Report.

Research and Development

As of March 31, 2018, we employed 8 professionals in our research and development departments, 30 professionals in our pre-clinical and clinical research departments, and 86 professionals in our operations, manufacturing and quality control departments. In addition to salaries and benefits, the other costs associated with research and development include the costs associated with producing biopharmaceutical compounds, laboratory equipment and supplies, the costs of conducting clinical trials, legal fees and expenses associated with pursuing patent protection, as well as facilities costs.

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

Antibody-Drug Conjugates (ADCs)

Our first ADC program, sacituzumab govitecan, is an anti-TROP-2-SN-38 ADC currently being evaluated in patients with a variety of solid tumors, including Phase 3 ASCENT trial for patients with mTNBC who have received at least two prior therapies. Labetuzumab govitecan, the second agent from our ADC program, is an anti-CEACAM5-SN-38 ADC which has been evaluated in Phase I trials for the treatment of metastatic CRC and other solid tumors.

Sacituzumab Govitecan/IMMU-132

Sacituzumab govitecan has been studied in over 500 diverse cancer patients in more than 15 types of solid cancers, with the dose of 10 mg/kg given on days 1 and 8 of repeated 21-day cycles being the established dose regimen. Sacituzumab govitecan received Breakthrough Therapy Designation from the FDA for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. The FDA has also granted sacituzumab govitecan Fast Track designation for the treatment of patients with mTNBC and for patients with SCLC, or NSCLC. Sacituzumab govitecan has also been designated an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the U.S. and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Currently, clinical development of sacituzumab govitecan focuses on a number of select types of solid cancers including mTNBC, hormone receptor-positive (HR+) metastatic breast cancer (mBC), advanced UC, advanced CRPC, SCLC, NSCLC, and certain other cancers.

The Company plans to submit a BLA to the FDA for accelerated approval of sacituzumab govitecan as a third-line treatment for patients with mTNBC by the end of May 2018. A prerequisite for FDA acceptance of the BLA filing is to have a confirmatory Phase 3 trial to be underway at the time of BLA submission. To that end, we initiated and dosed the first patient in the confirmatory Phase 3 ASCENT study in November 2017, thereby satisfying FDA’s requirement.

In April 2018, FDA agreed to our proposed amendments to the confirmatory ASCENT trial protocol that is under a Special Protocol Assessment (“SPA”). The amendments incorporated recommendations from EU National Health authorities and input and advice from key breast cancer experts. The key protocol changes, amongst others, are:

•	A capping of the proportion of patients with stable brain metastasis to no more than 15% of the total enrollment
•

An increase of the sample size from 328 to 488 patients, which will allow for progression-free survival (“PFS”) to be analyzed in patients without brain metastasis, while keeping intact the statistical power to analyze PFS in the overall population; and

•	Increased power for key secondary endpoints such as overall survival.

Based on strong early enrollment trends, these changes are not expected to meaningfully impact overall study timelines. We believe that FDA’s agreement to this SPA amendment may further increase the probability of success of the study, while leaving key study objectives and endpoints intact.

Another breast cancer indication that is a key strategic focus for the Company is HR+ mBC. An abstract on Phase 2 results of sacituzumab govitecan in patients with treatment-refractory HR+, human epidermal growth factor receptor 2-negative mBC, a patient population with the distinct need for better treatment options, has been selected for oral presentation at the 2018 ASCO Annual Meeting.

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

We have an extensive intellectual property portfolio protecting sacituzumab govitecan. Specifically, 42 patents were issued in the U.S. and 23 foreign patents were issued covering composition of matter, synthesis and uses. Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan expired in 2017 in the U.S. and will expire in 2023 overseas. Patents to compositions and use of the CL2A linker incorporated in sacituzumab govitecan expire between 2023 and 2029 in the U.S. and overseas. Other patents relating to methods of cancer therapy with the SN-38 conjugated form of hRS7 used in sacituzumab govitecan extend to 2033. Additionally, we are entitled to extend the term of our key patent for up to 5 more years. Outside the U.S., patents were issued in Australia, Canada, China, Europe, Israel, Japan, Mexico, South Korea and other key global markets.

Labetuzumab Govitecan/IMMU-130

Our second investigational solid-tumor ADC involves our anti-CEACAM5 antibody labetuzumab, conjugated to SN-38. The agent has been studied in patients with metastatic CRC who had received at least one prior irinotecan-containing regimen and had an elevated blood titer of carcinoembryonic antigen.

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

Veltuzumab

Veltuzumab is a humanized monoclonal antibody targeting CD20 receptors on B lymphocytes. The Office of Orphan Products Development of the FDA has granted orphan status for the use of veltuzumab for the treatment of patients with immune thrombocytopenia (“ITP”) and pemphigus. We have completed a Phase 1/2 study evaluating different dosing schedules of a subcutaneous formulation of veltuzumab in patients with ITP. In oncology, we have completed a National Cancer Institute-funded Phase 2 study in patients with aggressive NHL in combination with 90Y-epratuzumab tetraxetan.

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

The anti-CD74 antibody was also being studied subcutaneously in a Phase 1b study in patients with active systemic lupus erythematosus supported by a three-year research grant from the Department of Defense.

IMMU-114

IMMU-114 is a novel humanized antibody directed against an immune response target, HLA-DR, for the treatment of patients with B-cell and other cancers. HLA-DR is a receptor located on the cell surface whose role is to present foreign objects to the immune system for the purpose of eliciting an immune response. Increased presence of HLA-DR in hematologic cancers has made it a prime target for antibody therapy.

IMMU-140

IMMU-140 is our third ADC that is a SN-38-conjugated form of IMMU-114. As such, IMMU-140 is a dual-therapeutic, combining the signaling functions of the parental antibody, IMMU-114, with the cytotoxicity of SN-38. In preclinical studies, IMMU-140 demonstrated higher potency than naked IMMU-114 in ALL and acute myelocytic leukemia, a disease that, despite having high expression levels of HLA-DR, has proven to be resistant to the antitumor effects of IMMU-114 in vitro, thus warrants further clinical development.

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

The results of the preclinical and clinical testing, along with information regarding the manufacturing of the product and proposed product labeling, are evaluated and, if determined appropriate, submitted to the FDA through a BLA. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Once the BLA submission has been accepted for filing, the FDA’s standard goal is to review applications within ten months of the filing date or, if the application relates to an unmet medical need in a serious or life-threatening indication, nine months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification.

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

Expedited Review and Approval

The FDA has four program designations/approval pathways — Fast Track, Breakthrough Therapy, Accelerated Approval, and Priority Review — to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The Breakthrough Therapy designation provides manufacturers with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation means that the FDA’s goal is to take action on the BLA within nine months, compared to ten months under standard review. In February 2016, sacituzumab govitecan was granted Breakthrough Therapy designation from the FDA for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act (“ACA”) imposes, among other things, new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1.0 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports to the government by December 31, 2014 and June 30, 2014, and the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Three-Month Period Ended March 31, 2018 Compared to 2017

Revenues

Revenues for the three-month periods ended March 31, 2018 and 2017 were $0.5 million and $1.3 million, respectively, a decrease of $0.8 million primarily due to a decrease in product sales, and to a lesser extent, a decrease in license fee and other revenues. Product sales for the three-month period ended March 31, 2018 were $0.5 million, compared to $0.9 million for the same period in 2017, a decrease of approximately $0.4 million, or 51%, due to lower sales volume of LeukoScan® in Europe. The Company discontinued the sale of LeukoScan® during the third quarter, FY 2018 to focus on its ADC business.

Costs and Expenses

Total costs and expenses for the three-month period ended March 31, 2018 were approximately $38.1 million, compared to $23.4 million for the same period in 2017, an increase of $14.7 million, or approximately 63%, primarily due to an increase in research and development expenses of $16.3 million and an increase in sales and marketing expenses of $2.1 million, partially offset by a decrease in general and administrative expenses of $3.6 million.

Research and development expenses for the three-month period ended March 31, 2018 were $28.8 million, compared to $12.5 million for the same period in 2017, an increase of $16.3 million, or approximately 131%, primarily due to increases in clinical trial costs as well as increases in labor related costs in connection with preparations for the regulatory submission and launch of sacituzumab govitecan in the United States for patients with mTNBC.

Sales and marketing expenses for the three-month periods ended March 31, 2018 and 2017 were $2.4 million and $0.3 million, respectively, an increase of $2.1 million primarily due to commercial launch preparation activities.

General and administrative expenses for the three-month periods ended March 31, 2018 and 2017 were $6.9 million and $10.5 million, respectively, a decrease of $3.6 million or approximately 35%, primarily due decreases in legal and advisory fees associated with the proxy contest, offset by increases in labor costs associated with the support of commercial launch preparation activities, and consulting services for strategic planning.

Cost of goods sold for the three-month periods ended March 31, 2018 was approximately $0.1 million and had no change when compared to the same period in 2017.

Changes in Fair Value of Warrant Liabilities

The Company recognized $9.8 million in non-cash income during the three-month period ended March 31, 2018 as a result of the decrease in fair value of warrant liabilities during the period, compared to non-cash expense of $28.3 million in the prior year, a $38.1 million increase in non-cash income from the change in fair value of derivatives. During the three-month period ended March 31, 2018, there were warrant exercises of 1.4 million shares (see Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 Warrant Liabilities).

Interest Expense

Total interest expense for the three-month periods ended March 31, 2018 was $10.9 million, compared to $1.4 million for the three-month period ended March 31, 2017, an increase of approximately $9.5 million due primarily to increased debt balances as a result of the RPI agreement (see Notes to Unaudited Condensed Consolidated Financial Statements – Note 4 Debt).

Insurance Reimbursement

During the three months ended March 31, 2018, the Company received $1.9 million in insurance reimbursements related to legal costs incurred during the Company’s proxy contest.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the three-month period ended March 31, 2018 was $35.6 million, or $0.21 per share, compared to a net loss of $59.3 million, or $0.55 per share, for the same period in 2017; an increase of income of $23.7 million primarily due to changes in the fair value of warrant liabilities.

Nine-Month Period Ended March 31, 2018 Compared to 2017

Revenues

Revenues for the nine-month periods ended March 31, 2018 and 2017 were $1.8 million and $2.4 million, respectively, a decrease of approximately $0.6 million primarily due to a decrease in product sales, and to a lesser extent, a decrease in license fee and other revenues. Product sales for the nine-month period ended March 31, 2018 were $1.5 million, compared to $1.8 million for the same period in 2017, a decrease of $0.3 million, or approximately 18%, due to lower sales volume of LeukoScan® in Europe. The Company discontinued the sale of LeukoScan® during the third quarter, FY 2018 to focus on its ADC business.

Costs and Expenses

Total costs and expenses for the nine-month period ended March 31, 2018 were $90.4 million, compared to $54.9 million for the same period in 2017, an increase of $35.5 million, or approximately 65%, primarily due to an increase in research and development expenses of $31.9 million and an increase in sales and marketing expenses of $3.1 million.

Research and development expenses for the nine-month period ended March 31, 2018 were $71.7 million, compared to $39.8 million for the same period in 2017, an increase of $31.9 million, or approximately 80% due to increases in clinical trial costs as well as increases in labor related costs in connection with preparations for the regulatory submission and launch of sacituzumab govitecan in the United States for patients with mTNBC.

Sales and marketing expenses for the nine-month periods ended March 31, 2018 and 2017 were $3.8 million and $0.7 million, respectively, an increase of $3.1 million, primarily due to commercial launch preparation activities.

General and administrative expenses for the nine-month periods ended March 31, 2018 and 2017 were $14.3 million and $14.0 million, respectively, an increase of $0.3 million primarily due to increased labor expenses in connection with the launch of sacituzumab govitecan in the United States for patients with mTNBC.

The cost of goods sold for the nine-month periods ended March 31, 2018 and 2017 was $0.6 million and $0.4 million, respectively, an increase of $0.2 million, primarily due to a $0.4 million write down relating to LeukoScan® inventories that were deemed to be unsaleable due to product expiration.

Changes in Fair Value of Warrant Liabilities

The Company recognized $49.8 million in non-cash expense during the nine-month period ended March 31, 2018 as a result of the net increase in fair value of warrant liabilities at March 31, 2018, compared to non-cash expense of $35.6 million in the prior year. During the nine-month period ended March 31, 2018, there were warrant exercises of approximately 12.2 million shares (see Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 Warrant Liabilities).

Loss on Induced Exchanges of Debt

On September 21, 2017, the Company entered into separate, privately negotiated Exchange Agreements with certain holders of the Convertible Senior Notes.  As a result of the Agreements, the Company recognized a non-cash loss on induced exchanges of debt of approximately $13.0 million, representing the fair value of the incremental consideration (1,133,173 common shares) paid to induce the holders to exchange their Convertible Senior Notes for equity, based on the closing market price of the Company’s Common Stock on the date of the Exchange Agreements. The remaining balance of the Convertible Senior Notes after the exchange is $19.7 million.

Interest Expense

Interest expense for the nine-month period ended March 31, 2018 was $13.8 million, compared to $4.1 million for the nine-month period ended March 31, 2017. The $9.7 million increase was due primarily to increased debt balances as a result of the RPI agreement (see Notes to Unaudited Condensed Consolidated Financial Statements – Note 4 Debt).

Insurance Reimbursement

During the nine months ended March 31, 2018, the Company received $6.3 million in insurance reimbursements related to legal costs incurred during the Company’s proxy contest.

Net Loss Attributable to Immunomedics, Inc. Stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the nine-month period ended March 31, 2018 was $156.8 million, or $1.08 per share, compared to a net loss of approximately $99.9 million, or $0.97 per share, for the same period in 2017, an increase in loss of $56.9 million due primarily to the $35.5 million increase in costs and expenses, the $14.2 million increase in the non-cash expense from the increase in the fair value of warrant liabilities, and the $13.0 million non-cash loss on induced exchanges of debt related to the Convertible Senior Notes offset partially by the receipt of $6.3 million non-recurring insurance reimbursement related to the proxy contest in fiscal year 2017.

Liquidity and Capital Resources

Discussion of Cash Flows

Cash flows from operating activities. Net cash used in operating activities for the nine-month period ended March 31, 2018 was $95.9 million, compared to $48.2 million for the nine-month period ended March 31, 2017, an increase in cash used in operating activities of $47.7 million. The increase in cash used in operating for the period was primarily due to a $56.9 million increase in the net loss.

Cash flows from investing activities. Net cash provided by investing activities for the nine months ended March 31, 2018 was $54.5 million, compared to cash provided by investing activities of $12.3 million for the nine-months ended March 31, 2017; an increase of $42.2 million, due primarily to an increase of $27.6 million in proceeds from sales or maturities of marketable securities as well as an $18.8 million decrease in purchases of marketable securities.

Cash flows from financing activities. Net cash provided by financing activities during the nine-month period ended March 31, 2018 was $304.7 million, compared to $44.6 million of cash provided by financing activities during the nine-months ended March 31, 2017. The increase of $260.1 million was due primarily to the receipt of $250.0 million of net cash proceeds from the issuance of non-recourse debt and the sale of common stock associated with the Company’s agreement with RPI (see Notes to Unaudited Condensed Consolidated Financial Statements – Note 4 Debt).

Working Capital and Cash Requirements

The Company had a working capital surplus of approximately $275.5 million as of March 31, 2018, an increase of $240.4 million, compared to a surplus of $35.1 million as of June 30, 2017. The Company had $358.8 million in cash, cash equivalents and marketable securities as of March 31, 2018, an increase of $203.9 million when compared to $154.9 million as of June 30, 2017. The increase in cash was due primarily to the $250.0 million in funding received from RPI (see Notes to Unaudited Condensed Consolidated Financial Statements – Note 1 Business Overview and Basis of Presentation and Note 4 Debt).

We believe our financial resources as of March 31, 2018 are sufficient to support the Company’s next phase of growth as it focuses on developing sacituzumab govitecan in mTNBC, advanced urothelial cancer and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure, as well as provide sufficient cash to fund operations into 2020.

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

On February 9, 2018, the Court entered an Order approving the partial settlement memorialized in the Settlement Agreement and dismissing Dr. Goldenberg, Ms. Sullivan, Mr. Markison and Greenhill’s claims with prejudice. In the Order, the Court also granted venBio’s request for an award of attorney’s fees and expenses in the amount of $3.4 million. The Order became final on March 12, 2018 (the “Effective Date”).

Resolution of Litigation

The Settlement Agreement includes (i) a mutual release of all claims that were or could have been asserted in the Federal Action or in the 225 Action (each as defined in Item 8.01 hereof) and (ii) a comprehensive release of all direct and derivative claims that have been or could be asserted by or on behalf of (a) venBio or the Company, whether known or unknown, against Greenhill, Dr. Goldenberg, Ms. Sullivan and Mr. Markison and their affiliates and related persons, (b) Dr. Goldenberg, Ms. Sullivan or Mr. Markison, whether known or unknown, against venBio or the Company and their affiliates and related persons, and (c) Greenhill, whether known or unknown, against venBio, the Company, Dr. Goldenberg, Ms. Sullivan and Mr. Markison and their affiliates and related persons, relating to the Company’s private placement of $125.0 million of Series A-1 Convertible Preferred Stock, the 2016 Annual Meeting (defined below), the proxy contest waged by venBio in advance of the 2016 Annual Meeting, the engagement of Greenhill, the settlement of the venBio Action, the licensing transaction with Seattle Genetics, Inc. (“Seattle Genetics”), and the Termination Agreement, dated May 4, 2017, between the Company and Seattle Genetics (the “venBio Action Released Claims”). The release of the venBio Action Released Claims became effective upon the Effective Date. The Settlement Agreement contemplates that the venBio Action will remain stayed and that the Company and venBio will submit the claims that remain pending against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) to non-binding mediation.

The Company agreed to reimburse venBio for reasonable fees and expenses it incurred in connection with the proxy contest between venBio and the Company, the venBio Action, the 225 Action, and the Federal Action, and had reimbursed venBio in Fiscal 2017 approximately $4.9 million for fees and expenses incurred in connection with the Federal Action, the 225 Action, the venBio Action and the proxy contest.

Indemnification

The Settlement Agreement provides that the Company will, to the extent not covered by the Company’s insurance policies, (i) indemnify Dr. Goldenberg, Ms. Sullivan and Mr. Markison from attorneys’ fees and expenses or other losses in connection with the Actions, and (ii) reimburse and indemnify Dr. Goldenberg and Ms. Sullivan for legal fees for actions taken with respect to the Actions and negotiation of the Settlement Agreement. As of the Effective Date, the indemnification agreements entered into between the Company and each of Dr. Goldenberg, Ms. Sullivan and Mr. Markison on or about February 9, 2017 were terminated and do not apply to acts, transactions, legal fees or expenses incurred after the Effective Date.

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

Sullivan Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Ms. Sullivan resigned from all director, officer and other positions of the Company and any of its affiliates.  The Settlement Agreement provides that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by her employment agreement with the Company (the “Sullivan Agreement”). In exchange for a release of claims as required by the Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement,

Ms. Sullivan is entitled to (i) termination payments in accordance with the Sullivan Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Sullivan Agreement, and (iii) COBRA payments.  The foregoing cash payments which the Company has paid accumulated to approximately $3.1 million. An additional cash payment of $0.9 million is in dispute and will be addressed in arbitration. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of March 31, 2018, $106,053 of expenses have been incurred regarding such arbitration.

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

Termination of Greenhill Engagement

Upon the Effective Date, the two engagement letters between Greenhill and the Company (the “Greenhill Agreements”) were terminated. The Settlement Agreement provides further that Greenhill has agreed to forgo and not seek any and all fees, expenses or indemnification from the Company, except that the Company shall reimburse Greenhill up to $200,000 for reasonable and documented expenses incurred in connection with Greenhill providing services to the Company pursuant to the Greenhill Agreements, including expenses incurred in connection with the venBio Action.

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

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntarily dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had cancelled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017. Defendants moved to dismiss the complaint on June 19, 2017.  In lieu of responding, an amended complaint was filed on October 13, 2017.  John Neff was substituted for plaintiff Seymour Rosenfeld in the amended complaint. Defendants are to The Company filed a motion to dismiss the amended complaint on December 4, 2017 and the Court granted the motion to dismiss by order dated March 29, 2018. The plaintiff has 45 days to appeal.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. Goldenberg, Ms. Sullivan and Mr. Brian A. Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio the Company and Greenhill entered into the Greenhill Term Sheet. Pursuant to the Settlement Agreement, if the Court of Chancery approves the settlement, all claims that were asserted by venBio against the Individual Defendants or Greenhill in the venBio Action will be released. The claims asserted against the remaining individual defendants (former directors Robert Forrester, Jason Aryeh, Geoff Cox and Bob Oliver) will remain stayed pending non-binding mediation. Mediation is scheduled for May 24, 2018.

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

We have incurred significant operating losses since our formation in 1982. As of March 31, 2018, we had an accumulated deficit of approximately $678.5 million. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from our collaboration agreement with Bayer and sales of our LeukoScan® product in certain European countries. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our LeukoScan® diagnostic imaging product for which our patent protection has expired and the sale of LeukoScan® was discontinued during the third quarter of fiscal year 2018. In addition, we have made the strategic decision to de-emphasize sales of our diagnostic product and focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative or licensing agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. In addition, our potential obligation to pay RPI royalties on sacituzumab govitecan revenues pursuant to the Royalty Agreement would also erode profitability of this product. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

As of March 31, 2018 we had $358.8 million in cash, cash equivalents and marketable securities; We believe our financial resources are adequate to support the Company’s next phase of growth as it focuses on developing sacituzumab govitecan in mTNBC, advanced urothelial cancer and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure, as well as provide sufficient cash to fund operations into 2020.

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

Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	upfront payments, milestone payments, and payments for limited amounts of our antibodies received from licensing partners;
•	proceeds from the public and private sale of our equity or debt securities; and
•	limited product sales of LeukoScan® (which were discontinued during February 2018), licenses, grants and interest income from our investments

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

A member of our Board of Directors and certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, a director, and our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, Ms. Cynthia L. Sullivan, a former director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and certain companies with which we do business, including the Center for Molecular Medicine and Immunology and the Garden State Cancer Center (which operated as the clinical arm of CMMI to facilitate the translation of CMMI’s research efforts in the treatment of patients), collectively defined as CMMI. For example, Dr. Goldenberg was the President and a Trustee of CMMI, a not-for-profit cancer research center that we used to conduct certain research activities. CMMI has ceased operations. Dr. Goldenberg is also a minority stockholder, director and officer of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past thirteen years. As of March 31, 2018, IBC has a liability to Immunomedics Inc. of approximately $17.1 million, which is eliminated in consolidation. Dr. Goldenberg also had primary responsibility for monitoring the market for incidences of potential infringement of the Company’s intellectual property by third parties.

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

•

Federal “sunshine” requirements imposed by PPACA on drug manufacturers regarding any “transfer of value” made or distributed to physicians and teaching hospitals, and any ownership and investment interests held by such physicians and their immediate family members. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1.0 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations; and

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require drug manufacturers to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

As of March 31, 2018, our total consolidated indebtedness was $290.2 million. We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Sales of our common stock in the public market could materially and adversely affect the market price of shares. As of March 31, 2018 we had 167,255,886 shares of common stock issued, plus (1) options to purchase 2,377,863 shares of common stock with a weighted-average exercise price of $3.34 per share, (2) 355,505 restricted stock units to certain executive officers of the Company, (3) 1,500,000 restricted stock units issued to Dr. Goldenberg as part of the Amended and Restated Employment Agreement and to certain executive officers of the Company, (4) 8,304,978 shares of common stock reserved for potential future issuance under the Plan, (5) warrants to purchase 6,450,000 shares of common stock with an exercise price of $3.75 and (6) $20.0 million of principal amount of Convertible Senior Notes convertible into approximately 3,913,894 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 64,072,464 shares of common stock that remain available for future issuance.

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

As of March 31, 2018 venBio Select Advisor LLC, (“venBio”) is the beneficial owner of approximately 10.2% of our outstanding common stock. venBio is our largest stockholder, and Dr. Behzad Aghazadeh, the Managing Partner and portfolio manager of the venBio Select Fund, serves as Chairman of our Board of Directors.

As a result of this voting power, venBio has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*+	Funding Agreement, dated as of January 7, 2018, between the Company and RPI Finance Trust.

10.2*	Common Stock Purchase Agreement, dated as of January 7, 2018, between the Company and RPI Finance Trust.

10.3*	Executive Employment Agreement, dated as of March 27, 2018, between the Company and Robert Iannone.

10.4*	Incentive Stock Option Grant, dated as of April 9, 2018, between the Company and Robert Iannone.

10.5*	Nonqualified Stock Option Grant, dated as of April 9, 2018, between the Company and Robert Iannone.

10.6*	Nonqualified Stock Option Grant, dated as of April 9, 2018, between the Company and Robert Iannone.

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*Filed herewith.

+Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

May 9, 2018	/s/ Michael Pehl
Michael Pehl
Chief Executive Officer

May 9, 2018	/s/ Michael R. Garone
Michael R. Garone
Chief Financial Officer (Principal Accounting Officer)