Form 10-K
period 2018-06-30
IMMUNOMEDICS INC
filed 2018-08-23
CIK 722830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes   ☐   No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2017 was $2,606,095,987. The number of shares of the registrant’s common stock outstanding as of August 20, 2018 was 186,832,011.

.

Documents Incorporated by Reference:

Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant’s definitive proxy statement for the 2018 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended at June 30, 2018.

In this Form 10-K, we use the words "Immunomedics, Inc." to refer to Immunomedics, Inc., a Delaware corporation, and we use the words "Company," "Immunomedics," "Immunomedics, Inc.," "we," "us" and "our" to refer to Immunomedics, Inc. and its subsidiaries.

PART I
Item 1.    BUSINESS
Overview
Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with chemotherapeutics, cytokines or toxins. Our most advanced product candidate is sacituzumab govitecan ("IMMU-132"), an antibody-drug conjugate (“ADC”) that has received Breakthrough Therapy Designation (“BTD”) from the United States Food and Drug Administration (the “FDA”) for the treatment of patients with metastatic triple-negative breast cancer (“mTNBC”) who previously received at least two prior therapies for metastatic disease.

Our current focus is to commercialize sacituzumab govitecan as a third-line therapy for patients with mTNBC in the United States. On May 21, 2018 we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018 we received notification from the Food and Drug Administration ("FDA") that the BLA was accepted for filing and granted Priority Review with a PDUFA target action date of January 18, 2019. If approved, sacituzumab govitecan would be the first and only ADC approved for the treatment of mTNBC.

    As of June 30, 2018, we had $638.8 million in cash, cash equivalents and marketable securities. On January 7, 2018, we announced that we sold tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust (“RPI”) for $175.0 million. RPI also purchased $75.0 million of our common stock at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. On June 15, 2018, we announced the closing of a public offering of 11,500,000 shares of our common stock at a price of $24.00 per share. On June 22, 2018, pursuant to the underwriter's full exercise of the over-allotment option, we closed the sale of an additional 1,725,000 shares of our common stock. The total net proceeds from the offering, including the exercise of the over-allotment option, were approximately $300 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We believe our projected financial resources are adequate to (i) support our next phase of growth as we focus on commercializing and developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), advanced ER+ BC and other indications of high medical need, (ii) further build our clinical, medical affairs, commercial and manufacturing infrastructure, (iii) begin to commercialize sacituzumab govitecan globally, and (iv) fund operations into 2021 or beyond assuming we meet our regulatory and commercial objectives. However, in case of regulatory delays, alterations to our commercial forecast, or other unforeseen events, we may require additional funding in 2021. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing.

For fiscal year 2019, our strategic priorities for sacituzumab govitecan includes:

1.	Initiate clinical studies in second-line mTNBC as a monotherapy and in combination with PARP and checkpoint inhibitors in first line;

2.	Complete patient enrollment into the pivotal Phase 2 TROPHY-U01 study in metastatic UC;

3.	Launch a pivotal study in estrogen receptor-positive/HER2 negative metastatic breast cancer ("mBC"); and

4.	Finalize commercial strategy in the European Union and complete licensing arrangement for territories outside the United States and Europe.

In addition, we plan to formalize a manufacturing and development plan for labetuzumab govitecan (“IMMU-130”), our second ADC that targets CEACMA5, and continue IND enabling work for IMMU-140, an anti-HLA-DR ADC, to be evaluated for the treatment of hematologic malignancies.

Our Clinical and Preclinical Programs

We believe that our antibodies have therapeutic potential, in some cases as a naked antibody or when conjugated with chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of effective anti-tumor compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional chemotherapy. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects.
Our portfolio of investigational products includes ADCs that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in advanced trials for a number of solid tumors and metastatic colorectal cancer ("CRC"), respectively. Sacituzumab govitecan is our lead product candidate and has received BTD from the FDA for the treatment of patients with metastatic mTNBC who have received at least two prior therapies for metastatic disease.
The BLA submitted in 2018 for sacituzumab govitecan in patients with mTNBC has been accepted by the FDA and granted Priority Review. Refer to "Overview" above for additional information.

To accelerate the clinical and preclinical development of sacituzumab govitecan, we have entered into a clinical collaboration with AstraZeneca and signed a letter of intent to enter into a clinical collaboration with Clovis to investigate the ADC in earlier lines of therapy for mTNBC and advanced UC in combination with checkpoint and PARP inhibitors, respectively. For other cancer indications, we are working with the University of Wisconsin and Fred Hutchison Cancer Center on prostate cancer, Yale University Cancer Center on endometrial and cervical cancers, and with Memorial Sloan Kettering Cancer Center on head and neck cancer. Refer to "Corporate Collaboration" and "Other Collaborations" below for additional information.
We also have a number of other product candidates that target solid tumors and hematologic malignancies, in various stages of clinical and preclinical development. They include other ADCs such as labetuzumab govitecan, which binds the CEACAM5 antigen expressed on CRC and other solid cancers, and IMMU-140 that targets HLA-DR for the potential treatment of hematologic malignancies. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.
Below is our broad pipeline ADC therapies:
Antibody-Drug Conjugates
Our first ADC program, sacituzumab govitecan, is an anti-TROP-2-SN-38 ADC currently being clinically evaluated in patients with a variety of solid tumors, including Phase 3 ASCENT trial for patients with mTNBC who have received at least two prior therapies and the pivotal Phase 2 TROPHY-U01 study for patients with advanced UC. Labetuzumab govitecan, the second agent from our ADC program, is an anti-CEACAM5-SN-38 ADC which has been evaluated in a Phase 1/2 trial for the treatment of metastatic CRC. Our third ADC, IMMU-140, targets the HLA-DR antigen and is in preclinical development.

Sacituzumab Govitecan/IMMU-132

Sacituzumab govitecan has been studied in over 500 cancer patients in more than 15 types of solid cancers, with the dose of 10 mg/kg given on days 1 and 8 of repeated 21-day cycles being the established dose regimen. Sacituzumab govitecan received BTD from the FDA for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. The FDA has also granted sacituzumab govitecan Fast Track designation for the treatment of patients with mTNBC and for patients with small-cell lung cancer ("SCLC"), or non-small-cell lung cancer ("NSCLC"). Sacituzumab govitecan has also been designated an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the United States and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Clinical development of sacituzumab govitecan has focused on a number of select types of solid cancers including mTNBC, hormone receptor-positive (HR+) mBC, advanced UC, SCLC, NSCLC, and certain other cancers.

The BLA submitted in 2018 for sacituzumab govitecan in patients with mTNBC has been accepted by the FDA and granted Priority Review. Refer to "Overview" above for additional information.

In April 2018, FDA agreed to our proposed amendments to the confirmatory ASCENT trial protocol that is under a Special Protocol Assessment (“SPA”). The amendments incorporated recommendations from EU National Health authorities and input and advice from key breast cancer experts. The key protocol changes, amongst others, are:

•	A capping of the proportion of patients with stable brain metastasis to no more than 15% of the total enrollment;

•
An increase of the sample size from 328 to 488 patients, which will allow for progression-free survival (“PFS”) to be analyzed in patients without brain metastasis, while keeping intact the statistical power to analyze PFS in the overall population; and

•	Increased power for key secondary endpoints such as overall survival.

Based on strong early enrollment trends, we believe these changes will not meaningfully impact overall study timelines. We believe that FDA’s agreement to this SPA amendment may further increase the probability of success of the study, while leaving key study objectives and endpoints intact.

Another breast cancer indication that is a key strategic focus for the Company is ER+ mBC. Phase 2 results of sacituzumab govitecan in patients with treatment-refractory HR+, human epidermal growth factor receptor 2-negative ("HER2-") mBC, a patient population with the distinct need for better treatment options, were presented at the 2018 ASCO Annual Meeting. In the Phase 1/2 study, 54 patients with ER+/HER2-mBC who received sacituzumab govitecan at a dose of 10 mg/kg on days 1 and 8 of three-week cycles showed a confirmed overall response rate ("ORR") of 31 percent (17/54), based on local investigator assessment in accordance with RECIST 1.1. The estimated median duration of response was 7.4 months (95% CI: 4.4, 18.3), the clinical benefit rate ("CBR"); partial response and stable disease lasting for six months and longer) was 48 percent (26/54). At the time of data cutoff on April 30, 2018, seven responders were still receiving sacituzumab govitecan.

In the subgroup of 37 patients who also had received prior CDK 4/6 inhibitors, ORR was 24 percent (9/37). In the difficult-to-treat subgroup of patients with liver metastases, CBR was 48 percent (21/44). The estimated median progression-free survival was 6.8 months (95% CI: 4.6, 8.9).

All patients had received at least two prior treatments for metastatic disease, with a median of three hormonal agents and two chemotherapy regimens. Prior treatments in any setting included taxanes (93 percent), anthracyclines (69 percent) and CDK 4/6 inhibitors (69 percent). Patients generally tolerated the treatment with sacituzumab govitecan well, with no treatment-related deaths and only two patients (3.7 percent) discontinued due to adverse events. Median number of doses was 11 (range: 1-74), and the median duration of treatment was 4.0 months (range: 0.2-26.0 months). The only grade 3 or 4 toxicity with greater than 10 percent frequency was neutropenia (42 percent), which is consistent with the safety profile observed in metastatic mTNBC.

In advanced UC, sacituzumab govitecan was found to be effective in patients who have relapsed or are refractory to chemotherapies and immune checkpoint inhibitors (“IOs”), as reported by our clinical investigator at the European Society for Medical Oncology Congress held during September 2017.

The Company’s strategy to broaden the development of sacituzumab govitecan beyond mTNBC and advanced UC includes meeting the high unmet medical need in patients such as advanced CRPC, endometrial cancer and cervical cancer. To that end, the Company, through an agreement with The Prostate Cancer Clinical Trials Consortium, is collaborating with the

University of Wisconsin Carbone Cancer Center to investigate sacituzumab govitecan in an investigator-sponsored Phase 2 trial to assess whether targeting Trop-2 with sacituzumab govitecan is promising in prostate cancer patients. Approximately 55-60 male patients with castrate-resistant prostate cancer ("CRPC") progressing on enzalutamide or abiraterone, objectively or based on prostate-specific antigen level, in either hormone naïve or CRPC settings will be enrolled into the multicenter study, which will be funded by the Company. A recently agreed research collaboration with Yale University will enable the clinical investigation of sacituzumab govitecan in patients with advanced endometrial and cervical cancer.

We have an extensive intellectual property portfolio protecting sacituzumab govitecan. Specifically, 44 patents were issued in the United States and 26 foreign patents were issued covering composition of matter, synthesis and uses. Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan expired in 2017 in the United States and will expire in 2023 overseas. Patents to compositions and use of the CL2A linker incorporated in sacituzumab govitecan expire between 2023 and 2029 in the United States and overseas. Other patents relating to methods of cancer therapy with the SN-38 conjugated form of hRS7 used in sacituzumab govitecan extend to 2033. Additionally, we are entitled to extend the term of our key patent for up to 5 more years in the United States and certain foreign countries. Outside the United States, patents were issued in Australia, Canada, China, Europe, Israel, Japan, Mexico, South Korea and other key global markets.

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

IMMU-140

IMMU-140 is our third ADC that is a SN-38 conjugated form of IMMU-114. The latter is a novel humanized antibody directed against an immune response target, HLA-DR. As such, IMMU-140 is a dual-therapeutic, combining the signaling functions of the parental antibody, IMMU-114, with the cytotoxicity of SN-38. In preclinical studies, IMMU-140 demonstrated higher potency than naked IMMU-114 in acute lymphoblastic leukemia and acute myelocytic leukemia, a disease that despite having high expression levels of HLA-DR, has proven to be resistant to the antitumor effects of IMMU-114 in vitro, thus warrants further clinical development.

Other Product Candidates
We have additional potential products for the treatment of cancer and autoimmune diseases including epratuzumab, our anti-CD22 antibody; veltuzumab, our anti-CD20 antibody; milatuzumab, our anti-CD74 antibody; and IMMU-114, a humanized anti-HLA-DR antibody. We are evaluating various options, including licensing arrangements and collaborations with outside study groups, for further clinical development of these assets in oncology and autoimmune disease indications, including pemphigus.

Our Platform Technologies
In our drive to improve targeted therapies of diseases, we have built significant expertise in antibody engineering, particularly proprietary CDR-grafting methods, antibody production and formulation, immunochemistry, molecular biology, antibody conjugation, peptide chemistry, synthetic organic chemistry, and protein engineering.
Beginning with our unique grafting technique to engineer humanized antibodies, our antibody humanization platform has produced a diverse portfolio of therapeutic agents that are in multiple stages of clinical trials for the therapy of cancer, as detailed above. These humanized antibodies are well tolerated and also have a low incidence of immunogenicity.

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

DOCK-AND-LOCK® Platform Technology
We developed a platform technology, called the DOCK-AND-LOCK® ("DNL®") method, which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL® utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase A (“PKA”) and A-kinase anchoring proteins (“AKAPs”). The region that is involved in such interaction for PKA is called the dimerization and docking domain, (“DDD”), which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain (“AD”). When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL® method is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components.
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
Diagnostic Imaging Products
We transitioned away from the development and commercialization of new diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. The Company discontinued the sale of LeukoScan® during the third quarter of 2018 to focus on its ADC business.
Research and Development Expense
We have historically invested heavily in our research and development programs, spending approximately $99.3 million, $51.8 million and $53.5 million for these programs during the fiscal years ended June 30, 2018, 2017, and 2016, respectively. The increase in research and development costs for the fiscal year ended June 30, 2018 compared to fiscal 2017 relate primarily to increases in clinical trial costs as well as increases in lab supplies and chemical reagents and personnel costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC. The decrease in research and development costs during the 2017 fiscal year resulted primarily from the closure of the Phase 3 pancreatic cancer “PANCRIT Trial” in the 2016 fiscal year, partially offset by higher spending in product development expense related to the manufacturing of sacituzumab govitecan.
Patents and Proprietary Rights
Our Patents
We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a valuable business asset. Our key patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of August 23, 2018, our portfolio included approximately 303 active United States patents. In addition, as of such date, the portfolio included more than 400 foreign patents, with a number of United States and foreign patent applications pending.
The chart below highlights our material patents and product groups as of August 23, 2018, the major jurisdictions, and relevant expiration periods. Additional patents have been filed to extend the patent life on some of these products, but there can be no assurance that these will be issued as filed.

Program & Product Group	Targeted Antigen/Description	Patent Expiration	Major Jurisdictions
Antibody-Drug Conjugates	Trop-2, CEA/CEACAM5 and HLA-DR	2023-2033	U.S., Europe, Japan
Subcutaneous Formulation	All Antibodies	2032	U.S., Europe, Japan
Epratuzumab	CD22	2018-2032	U.S., Europe, Japan
Veltuzumab	CD20	2023-2029	U.S., Europe, Japan
Milatuzumab	CD74	2018-2032	U.S., Europe, Japan
IMMU-114	HLA-DR	2026	U.S., Europe, Japan
DNL® Program - (E1)-3s	Trop-2	2033	U.S.*
* - pending in Europe and Japan
Our Licenses
We have obtained licenses from various parties for rights to use, develop and commercialize proprietary technologies and compounds. Currently, we have the following licenses:
Medical Research Council (“MRC”) – We entered into a license agreement with MRC in May 1994, whereby we have obtained a license for certain patent rights with respect to the genetic engineering on monoclonal antibodies. Our agreement does not require any milestone payments, nor have we made any payments to MRC to date. Our agreement with MRC, which expires at the expiration of the last of the licensed patents in 2020, provides for future royalty payments in the low single digits based on a percentage of product sales.

Center for Molecular Medicine and Immunology (“CMMI”) – We entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our former Chief Scientific Officer and Chief Patent Officer and Chairman of our Board of Directors, founded and was the President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2031, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Inventions made independently of us by CMMI are the property of CMMI. CMMI has ceased operations and is in the process of dissolution. Refer to “Other Collaborations” below for more information.
On April 4, 2018, we entered into a license agreement with The Scripps Research Institute (TSRI). Pursuant to the license agreement, TSRI granted to us an exclusive, worldwide, sub-licensable, royalty-bearing license to use certain patent rights relating to our ADC sacituzumab govitecan. The license agreement expires on a country-by-country basis on the expiration date of the last to expire licensed patent rights in such country covering a licensed product. The license agreement may be terminated by the mutual written consent of us and TSRI, and TSRI may terminate the license agreement upon the occurrence of certain events, including but not limited to if we do not make a payment due pursuant to the license agreement and fail to cure such non-payment within 30 days after the date of TSRI's written notice of such non-payment. As consideration for the license granted, we made a cash payment of $250,000 to TSRI. Additionally, we will pay TRSI (i) product development milestone payments that range from the mid-six digit dollar figure to the low-seven digit dollar figure and (ii) royalties on net sales of licensed products in the low-single digit percentage figure range capped at an annual amount. We have agreed to use reasonable efforts to develop and market the licensed products.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the United States and 19 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the United States and in one foreign country. The mark “IMMUSTRIP” is registered in the United States and Canada. The mark “LEUKOSCAN” is registered in the United States and eight foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks. The marks “EPRATUCYN,” “VELTUCYN” and “MILATUCYN” have been registered in the United States International Trademark Registrations and Canadian applications which claim priority to the respective United States applications have been filed for “EPRATUCYN” and “VELTUCYN.” The International Registrations request registration in China, Japan and the European Union. The marks “DOCK-AND-LOCK,” “DNL,” and “PANCRIT” have been registered in the United States.
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

Corporate Collaboration

AstraZeneca/MedImmune

In June 2018, the Company entered into a clinical collaboration with AstraZeneca and its global biologics research and development arm, MedImmune, to evaluate in Phase 1/2 studies the safety and efficacy of combining AstraZeneca’s Imfinzi® (durvalumab), a human monoclonal antibody directed against PD-L1, with sacituzumab govitecan as a frontline treatment of patients with TNBC and urothelial cancer (“UC”).

Part one of the two-part Phase 1/2 studies will be co-funded by the two companies. Immunomedics will supply the study drug and AstraZeneca will utilize its existing clinical trial infrastructure to accelerate the enrollment of the sacituzumab govitecan and durvalumab combination. The trial design allows for rapid transition into randomized Phase 2 studies should the first part of these studies show promising data and the companies agree to proceed based on efficacy and safety results obtained.

Clovis Oncology

In June 2018 the Company signed a letter of intent to enter into a clinical collaboration with Clovis Oncology, Inc. to investigate the combination of Clovis’ Rubraca® (rucaparib), a poly (ADP ribose) polymerase inhibitor (PARPi), and sacituzumab govitecan as a second-line treatment of patients with mTNBC and mUC. The planned phase 1/2 study will include an initial safety cohort followed by expansion cohorts in each of mTNBC and mUC.

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
Other Collaborations
We have established multiple clinical and preclinical collaborations with academic cancer institutions with the objectives of identifying new cancer indications for sacituzumab govitecan and gaining a better understanding of the biology of the Trop-2 antigen.

In prostate cancer, we are working with the Carbone Cancer Center at the University of Wisconsin, through an agreement with The Prostate Cancer Clinical Trials Consortium, to evaluate sacituzumab govitecan in an investigator-sponsored Phase 2 trial in patients with advanced castration-resistant prostate cancer (CRPC). In addition to the Phase 2 trial, Dr. Lang, the lead investigator at the University of Wisconsin, will also be leading a broad translational program integrated into the clinical study to further validate the expression and importance of Trop-2 as a therapeutic target in various stages of prostate cancer. A separate research collaboration was also established between the Company and Fred Hutchinson Cancer Research Center to investigate sacituzumab govitecan and labetuzumab govitecan (IMMU-130) as single agent and in combination in prostate cancer xenograft models.

In gynecologic cancers, we have recently entered into an agreement with the Yale Cancer Center at the Yale University School of Medicine to investigate sacituzumab govitecan in two Phase 2 studies in patients with persistent or recurrent endometrial and cervical cancers. The principal investigator of the studies, Dr. Santin, will also be conducting preclinical evaluation of sacituzumab govitecan as a single agent and in combination with poly (ADP-ribose) polymerase inhibitors in animal in vivo models of gynecologic cancers.

We have also entered into a research collaboration with the Memorial Sloan Kettering Cancer Center to assess sacituzumab govitecan as a single agent and in combination with epidermal growth factor receptor and phosphoinositide 3-kinase inhibitors, and cisplatin in head and neck cancer in vitro and in vivo models.

In previous years, we conducted research on a number of our programs in collaboration with CMMI and its clinical unit, the Garden State Cancer Center. CMMI performed contracted pilot and preclinical trials in scientific areas of importance to us and also conducted basic research and preclinical evaluations in a number of areas of potential interest to us. Dr. David M. Goldenberg, former Chief Scientific Officer, Chief Patent Officer and Chairman of our Board of Directors, was the President and a Member of the Board of Trustees of CMMI. CMMI has ceased operations and is in the process of dissolution.
Government Regulation
Regulatory Compliance
Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies and oversight of suppliers and contract manufacturers involved in the production of our product candidates, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of the product candidates that we are developing, are all subject to stringent regulation, primarily by the FDA in the United States under the Federal Food, Drug, and Cosmetic Act (the FDCA) and its implementing regulations, and the Public Health Service Act (PHS act) and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Approval

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The FDA's regulatory authority for the approval of biologics resides in the PHS Act. However, biologics are also subject to regulation under the FDCA because most biological products also meet the FDCA's definition of "drugs." Most pharmaceuticals or "conventional drugs" consist of pure chemical substances and their structures are known. Most biologics, however, are complex mixtures that are not easily identified or characterized. Biological products differ from conventional drugs in that they tend to be heat-sensitive and susceptible to microbial contamination, thus requiring sterile manufacturing processes. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulations;

•	submission to the FDA of an Investigational New Drug Application (“IND”) which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent Institutional Review Board (“IRB”) the ethics committee at each clinical site before the trial is initiated;

•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and the safety and efficacy of the proposed drug for each indication;

•	preparation of and submission to the FDA of a BLA for a new biologic, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations; and

•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

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

The results of the preclinical and clinical testing, along with information regarding the manufacturing of the product and proposed product labeling, are evaluated and, if determined appropriate, submitted to the FDA through a BLA. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Once the BLA submission has been accepted for filing, the FDA’s standard goal is to review applications within ten months of the filing date or, if the application relates to a drug that treats a serious condition and would provide a significant improvement in safety or effectiveness qualifying for Priority Review, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification.

The FDA offers certain programs, such as BTD and Fast Track designation, designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. For BTD, preliminary clinical evidence of the product indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If BTD or Fast Track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete, and the product may be eligible for accelerated approval. However, receipt of BTD or Fast Track designation for a product candidate does not ensure that a product will be developed or approved on an expedited basis, and such designation may be rescinded if the product candidate is found to no longer meet the qualifying criteria.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, which includes determining whether it is effective for its intended use, and whether the product is being manufactured in accordance with cGMP, to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, and applications for new molecular entities and original BLAs are generally discussed at advisory committee meetings unless the FDA determines that this type of consultation is not needed under the circumstances. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

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

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. In March 2015, the FDA approved Novartis’s Zarxio as a biosimilar product to Amgen’s Neupogen. Since then, as of June 2018, eleven biosimilar drugs have received FDA approval.

Expedited Review and Approval

The FDA has four program designations/approval pathways — Fast Track, BTD, Accelerated Approval, and Priority Review — to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The BTD provides manufacturers with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation means that the FDA’s goal is to take action on the BLA within six months, compared to ten months under standard review. The BLA submitted in 2018 for sacituzumab govitecan in patients with mTNBC has been accepted by the FDA and granted Priority Review. Refer to "Overview" above for additional information.

Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA and certain state agencies, including requirements for record-keeping, reporting of adverse experiences with the biologic, submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products, establishment registration, compliance with cGMP standards (including investigation and correction of any deviations from cGMP), and certain state chain of distribution pedigree requirements. Additionally, any significant change in the approved product or in how it is manufactured, including changes in formulation or the site of manufacture, generally require prior FDA approval, and even changes that may seem less significant must be evaluated under change control procedures to evaluate their potential impact on product quality and relative to the specifications on file with the FDA, and whether they trigger notification or approval requirements. The packaging and labeling of all products developed by us are also subject to FDA approval and ongoing regulation. Noncompliance with any regulatory requirements can result in, among other things, issuance of warning letters, civil and criminal penalties, seizures, and injunctive action. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Additionally, the FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The distribution of prescription drugs and biologics is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of the products and product samples at the federal level, and sets minimum standards for the registration and regulation of distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product candidates. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

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

The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities including pharmaceutical manufacturers from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in case or in kind, to induce or reward, or in return for, or either the referral of an individual for, or the purchase, lease or order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted broadly to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. The term “remuneration” expressly includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. The failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability in all cases. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

The False Claims Act prohibits individuals or entities from, among other things, knowingly presenting or causing the presentation of a claims payment to, or approval by, the federal government that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the federal government. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or, as noted above, paying a kickback that results in a claim for items or services. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. The False Claims Act also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In addition, federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may also implicate the False Claims Act. Although the False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud or obtain, by any means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the United States Patient Protection and Affordable Care Act of 2010, as amended or the ACA, and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program (with certain exceptions) to annually report to the United States Department of Health and Human Services, or HHS, information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. CMS has the potential to impose penalties of up to $1.15 million per year for violations, depending on the circumstances, and payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes, among other things, obligations, including mandatory contractual terms with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, and business associates. Among other things, HITECH made certain aspects of HIPAA’s rules (notably the Security Rule) directly applicable to business associates, defined as independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service for or on behalf of a covered entity. HITECH created four tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office of Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million. Even where HIPAA does not apply, according to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 United States C § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

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

Marketing, Sales and Distribution
As noted above, we intend to bring sacituzumab govitecan to the United States market on our own for patients with mTNBC. Should our efforts become successful, we will need to build a commercial operation with a total sales force of approximately 50 to 60 agents anticipated along with about a 15 to 20 field-based medical affairs organization. At present, we have limited marketing and sales capabilities as we focus on developing our therapeutic product candidates. On January 1, 2018 we terminated agreements with third parties to market and provide distribution and customer support services for LeukoScan®. The Company discontinued the sale of LeukoScan® during the third quarter of 2018 to focus on its ADC business.

Our European operations are headquartered in Rodermark, Germany. Our distribution agreement with Logosys Logistik GmbH to package and distribute LeukoScan® in the EU was terminated January 1, 2018.

Manufacturing
We operate a recombinant monoclonal antibody research manufacturing facility at our Morris Plains, New Jersey location. This facility is used for the research production of all of our therapeutic product candidates for clinical trials, and potentially for commercial production as well.
For the commercial-scale manufacturing of sacituzumab govitecan ("IMMU-132") we have contracted with two outside contract manufacturing organizations to provide drug for the planned Phase 3 clinical trial and to support the commercial launch of sacituzumab govitecan in the United States. Accordingly, we have agreements with Johnson Matthey Pharma Services of Devens, Massachusetts for the manufacture of the linker-drug payload, and BSP Pharmaceuticals of Latina Scalo, Italy for the conjugation of the antibody with the linker-drug and fill/finish of the sacituzumab govitecan drug product. Presently, we have the capacity at our Morris Plains facility to manufacture sufficient quantities of the anti-Trop-2 antibody to support the commercial launch of sacituzumab govitecan in the United States. Together with our contract manufacturing organizations ("CMO") partners, we have already manufactured sufficient quantities of the drug product to complete the confirmatory Phase 3 clinical trial of sacituzumab govitecan as a third-line therapy for patients with mTNBC. Additionally, we are currently in discussions with other CMOs to support our longer term needs for commercial-scale antibody production.
The Company discontinued the sale of LeukoScan® during the third quarter of 2018 to focus on its ADC business.
Manufacturing Regulatory Considerations
In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities and processes used in the manufacturing of such products prior to providing approval to market a product. If, after receiving approval from the FDA, a material change is made in manufacturing equipment, location, or process related to an approved product, additional regulatory review may be required. We must also adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.
Employees
As of June 30, 2018, we employed 185 persons on a full-time basis, 54 of whom were engaged in research, clinical research and regulatory affairs, 85 of whom were engaged in operations and manufacturing and quality control, and 46 of whom were engaged in finance, administration, sales and marketing. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement and we believe that our relationship with our employees is excellent.
Corporate Information
We were incorporated in Delaware in 1982. Our principal offices are located at 300 The American Road, Morris Plains, New Jersey 07950 and 410 The American Road, Morris Plains, New Jersey 07950. Our telephone number is (973) 605-8200. We have two foreign subsidiaries, Immunomedics B.V. in The Netherlands and Immunomedics GmbH in Rodermark, Germany, to assist us in managing sales and coordinating clinical trials in Europe.  In addition, we have a majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”). Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past fourteen years. As of June 30, 2018, IBC has a liability to Immunomedics Inc. of approximately $17.3 million, which is eliminated in consolidation. Our web address is www.immunomedics.com. We have not incorporated by reference into this Annual Report on Form 10-K the information on our website and you should not consider it to be a part of this document.
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
We have incurred significant operating losses since our formation in 1982. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recentc years have been derived from our collaboration agreement with Bayer and sales of our LeukoScan® product in certain European countries. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our LeukoScan® diagnostic imaging product for which our (i) patent protection has expired and (ii) future sales were discontinued during the third quarter of fiscal year 2018. In addition, we have made the strategic decision to focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. Although we may have net income from time to time based on the timing and amount of proceeds received under collaborative or licensing agreements, we expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI royalties on certain sacituzumab govitecan revenues pursuant to the Royalty Agreement may also erode profitability of this product. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

We believe our financial resources are adequate to support the Company’s next phase of growth as it focuses on developing sacituzumab govitecan in mTNBC, advanced UC and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure, as well as provide sufficient cash to fund operations well into the future.

We will require additional funding in the future to complete our clinical trials currently planned or underway, continue research and new development programs, and continue operations. Potential sources of funding include (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing our full pipeline for mTNBC and beyond, (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), and (iii) potential equity and debt financing transactions.

Until we can generate significant cash through (i) the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. In the future, if we cannot obtain sufficient funding through the above methods, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected.

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

•
we or any of our collaboration partners may experience delays in obtaining, or be unable to obtain, agreement for the conduct of our clinical trials from the FDA, IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•
while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required or conditions imposed by the FDA, an IRB, a data and safety monitoring board (“DSMB”), or any other regulatory authority;

•	our third-party contractors may fail to meet their contractual obligations to us in a timely manner;

•	the FDA or other regulatory authorities may impose a clinical hold, for example based an inspection of the clinical trial operations or trial sites;

•	we or any of our collaboration partners may suspend or cease trials in our or their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail such trials and other studies.
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
Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidates for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials; or with our interpretation of data from our preclinical studies or clinical trials; or may otherwise take the position that our product candidates fail to meet the requirements and standards for regulatory approval. There is limited FDA precedent or guidance on ADCs, and ADC product candidates may present more complex review considerations than conventional drugs, given their biologic (antibody), drug, and linker components. Regulatory approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval. For example, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. In certain countries, even if the health regulatory authorities approve a drug, it cannot be marketed until pricing for the drug is also approved. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.
In order to fund future operations, we will need to raise significant amounts of additional capital. Because it can be difficult for a mid-cap company like ours to raise equity capital on acceptable terms, we cannot assure you that we will be able to obtain the necessary capital when we need it, or on acceptable terms, if at all.
Even if our technologies and product candidates are superior, if we lack the capital needed to bring our future products to market, we will never be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•	upfront payments, milestone payments, and payments for limited amounts of our antibodies received from licensing partners;

•	proceeds from the public and private sale of our equity or debt securities; and

•	limited product sales of LeukoScan® (which were discontinued during February 2018), licenses, grants and interest income from our investments.
Over the long term, we expect to commercialize sacituzumab govitecan in mTNBC in the United States and globally, to expand sacituzumab govitecan to treat patients with other solid tumors, including UC, CRPC, SCLC, NSCLC and other serious cancers, to expand research and development activities to continue to expand and we do not believe we will have adequate cash to continue commercial expansion and development of sacituzumab govitecan, or to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	the rate of progress of commercialization of sacituzumab govitecan in mTNBC and our ability to develop it for other cancers;

•	the rate at which we progress our research programs and the number of product candidates we have in preclinical and clinical development at any one time;

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights; and

•	our ability to enter into licensing and other collaborative agreements to help offset some of these costs.
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
Until we can generate significant cash through either (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. These financial resources will not be adequate to sustain our operations beyond 2020. Consequently, if we cannot obtain sufficient funding through either (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or (ii) through the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.
Additionally, if we raise funds by issuing equity securities, dilution to existing stockholders would result; and if we raise funds by incurring additional debt financing, the terms of the debt may involve future cash payment obligations and/or conversion to equity as well as restrictions that may limit our ability to operate our business.
If we, or any of our collaboration partners, or our or their contract manufacturers, cannot successfully and efficiently manufacture the compounds that make up our products and product candidates, our ability, and the ability of our collaboration partners, to sell products and conduct clinical trials will be impaired.
Our ability to conduct our preclinical and clinical research and development programs depends, in large part, upon our ability to manufacture our proprietary compounds in accordance with the FDA and other regulatory requirements. We have limited historical experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities required to commercialize these products. Any interruption in manufacturing at this site, whether by natural acts or otherwise, could significantly and adversely affect our operations, and delay our research and development programs.
We and our collaboration partners also depend on third parties to provide certain raw materials, and contract manufacturing and processing services. All manufacturers of biopharmaceutical products must comply with current Good Manufacturing Practice regulations or cGMPs, required by the FDA and other regulatory agencies. Such regulations address, among other matters, controls in manufacturing processes, quality control and quality assurance requirements and the maintenance of proper records and documentation. The FDA and other regulatory agencies routinely inspect manufacturing facilities, including in connection with the review of a BLA. The FDA generally will issue a notice on Form 483 if it finds issues with respect to its inspections, to which the facility must adequately respond in order to avoid escalated regulatory concerns. If our manufacturing facility or those facilities of our collaboration partners and our respective contract manufacturers or processors do not comply with applicable cGMPs and other regulatory requirements, in addition to regulatory enforcement, we may be subject to product liability claims, we may be unable to meet clinical demand for our products, and we could suffer delays in the progress of clinical trials for products under development and of potential approval and commercialization.
Although historically we have been a research and development company, we plan to commercialize our lead product candidate internally rather than license such asset. There can be no assurance that we will be successful in developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

We have historically been engaged primarily in research and development activities, but plan to commercialize our lead product candidate, sacituzumab govitecan, ourselves. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercialization activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems relating to managing manufacturing and supply, reimbursement, marketing problems and additional costs. Our product candidates will require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the United States and other countries. In addition, we may be required to spend significant funds on building out our commercial operations. If we are unable to develop commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI Finance Trust (RPI) royalties on certain sacituzumab govitecan revenues pursuant to the funding agreement may also erode profitability of this product. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any of our product candidates, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.
We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize certain of our product candidates. Any of our collaboration partners may not adequately perform their responsibilities under our agreements, which could adversely affect our development and commercialization program.
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
Our future success will be highly dependent upon our ability to first obtain and then defend the patent and other intellectual property rights necessary for the commercialization of our product candidates. We have filed numerous patent applications on the technologies and processes that we use in the United States and certain foreign countries. Although we have obtained a number of issued United States patents to date, the patent applications owned or licensed by us may not result in additional patents being issued. Moreover, these patents may not afford us the protection we need against competitors with similar technologies or products. A number of jurisdictions where we have sought, or may in the future choose to seek, intellectual property protection, have intellectual property laws and patent offices which are still developing. Accordingly, we may have difficulty obtaining intellectual property protection in these markets, and any intellectual property protections which we do obtain may be less protective than in the United States, which could have an adverse effect on our operations and financial prospects.
The successful development of therapeutic products frequently requires the application of multiple technologies that may be subject to the patent or other intellectual property rights of third parties. Although we believe it is likely we will need to license technologies and processes from third parties in the ordinary course of our business, we are not currently aware of any material conflict involving our technologies and processes with any valid patents or other intellectual property rights owned or licensed by others that would affect commercial sales of sacituzumab govitecan or other products starting in 2019. In the event that a third party was to claim such a conflict existed, they could sue us for damages as well as seek to prevent us from commercializing our product candidates. It is possible that a third party could successfully claim that our products infringe on their intellectual property rights. Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding, even if resolved in our favor, would require significant financial resources and management time.
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
Expiry of our intellectual property rights could lead to increased competition.
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
Certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, and Ms. Cynthia L. Sullivan, a former director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg). Dr. Goldenberg is also a minority stockholder, of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past thirteen years. As of June 30, 2018, IBC has a liability to Immunomedics Inc. which is eliminated in consolidation.
On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC.
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
The commercial success of our product candidates depends on the availability and sufficiency of third-party payor coverage and reimbursement. Given that recent cancer therapeutics for solid cancers such as the ones we are developing can cost approximately in excess of $12,500 a month, even if our product candidates become available for sale it is likely that federal and state governments, insurance companies and other payors of health care costs will try to first limit the use of these drugs to certain patients, and may be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.
Our ability to successfully commercialize therapeutic products will depend, in significant part, on the extent to which hospitals and physicians can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-party payors are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our products. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

The United States government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage and limit payments for pharmaceuticals.

In addition, we expect that increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

If we are unable to obtain and maintain sufficient third-party coverage and adequate reimbursement for our product candidates, the commercial success of our product candidates may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

Our products may not achieve market acceptance.

If any of our product candidates fail to achieve sufficient market acceptance, we may not be able to generate sufficient revenue to become profitable. The degree of market acceptance of our product candidates, if and when they are approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the timing of our receipt of marketing approvals, the terms of such approvals and the countries in which such approvals are obtained;

•	the safety, efficacy, reliability and ease of administration of our product candidates;

•	the prevalence and severity of undesirable side effects and adverse events;

•	the extent of the limitations or warnings required by the FDA or comparable regulatory authorities in other countries to be contained in the labeling of our product candidates;

•	the clinical indications for which our product candidates are approved;

•	the availability and perceived advantages of alternative therapies;

•	any publicity related to our product candidates or those of our competitors;

•	the quality and price of competing products;

•	our ability to obtain third-party payor coverage and sufficient reimbursement;

•	the willingness of patients to pay out of pocket in the absence of third-party payor coverage; and

•	the selling efforts and commitment of our commercialization collaborators.

If our approved product candidates fail to receive a sufficient level of market acceptance, our ability to generate revenue from sales of our product candidates will be limited, and our business and results of operations may be materially and adversely affected.

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
In recent years, there have been numerous initiatives on the federal and state levels in the United States for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, the Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the ACA, collectively, the United States Health Reform Laws, were signed into law in the United States in March 2010.
Among the provisions of the ACA of importance to the pharmaceutical industry are the following:

•
the Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition of Medicare Part B and Medicaid coverage of the manufacturer's outpatient drugs furnished to Medicaid patients. Effective in 2010, the ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, establishing new methodologies by which AMP is calculated and rebates owed by manufacturers under the Medicaid Drug Rebate Program are collected for drugs that are inhaled, infused, instilled, implanted or injected, adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, expanding the universe of Medicaid utilization subject to drug rebates to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, and expanding the population potentially eligible for Medicaid drug benefits;

•
the expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133.0% of the federal poverty level beginning in 2014, thereby potentially increasing both the volume of sales and manufacturers' Medicaid rebate liability;

•
in order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to United States government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children's hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. Recent proposed guidance from the United States Department of Health and Human Services Health Resources and Services Administration, if adopted in its current form, may affect manufacturers' rights and liabilities in conducting audits and resolving disputes under the 340B program;

•
the ACA imposed a requirement on manufacturers of branded drugs to provide a 50% (and 70% commencing on January 1, 2019) discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., the donut hole);

•
the ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•	the ACA implemented the Physician Payments Sunshine Act;

•	the ACA requires annual reporting of drug samples that manufacturers and distributors provide to physicians;

•
the ACA expanded healthcare fraud and abuse laws in the United States, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•	the ACA established a licensing framework for follow-on biologics;

•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with the funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products by influencing decisions relating to coverage and reimbursement rates; and

•
the ACA established the Center for Medicare and Medicaid Innovation within the Centers for Medicare & Medicaid Center, or Innovation Center, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. The Innovation Center has been funded through 2019, and funding will be automatically renewed for each 10-year budget window thereafter.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole".
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2.0% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, then-President Barack Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among others, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material and adverse effect on our customers and accordingly, our financial operations.
Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration's budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint" to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of product candidates paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although most of these, and other, proposals will require authorization through additional legislation to become effective, the United States Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, including by addressing the role of pharmacy benefit managers in the supply chain. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
More recently, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or Right to Try Act, was signed into law. The law, among other things, provides a federal framework for patients to access certain investigational new product candidates that have completed a Phase I clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. The Right to Try Act did not establish any new entitlement or positive right to any party or individual, nor did it create any new mandates, directives, or additional regulations requiring a manufacturer or sponsor of an eligible investigational new product candidates to provide expanded access.
We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The United States Health Reform Laws and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.
Healthcare laws and regulations may affect the pricing of our product candidates and may affect our profitability.
In certain countries, the government may provide healthcare at a subsidized cost to consumers and regulate prices, patient eligibility or third-party payor reimbursement policies to control the cost of product candidates. Such a system may lead to inconsistent pricing of our product candidates from one country to another. The availability of our product candidates at lower prices in certain countries may undermine our sales in other countries where our product candidates are more expensive. In addition, certain countries may set prices by reference to the prices of our product candidates in other countries. Our inability to secure adequate prices in a particular country may adversely affect our ability to obtain an acceptable price for our product candidates in existing and potential markets. If we are unable to obtain a price for our product candidates that provides an appropriate return on our investment, our profitability may be materially and adversely affected.
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
Healthcare providers, physicians and third-party payors often play a primary role in the recommendation and prescription of any currently marketed products and product candidates for which we may obtain marketing approval. Our current and future arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations (at the federal and state level) that may constrain our business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency and privacy and security laws, including, without limitation:

•
The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities including pharmaceutical manufacturers from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in case or in kind, to induce or reward, or in return for, or either the referral of an individual for, or the purchase, lease, order or recommendation of, an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs. This statute has interpreted broadly to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. The term "remuneration" expressly includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value, including, for example, gifts, discounts, waivers of payment, ownership interest and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. The failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability in all cases. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

•
The federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the federal government. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or, as noted above, paying a kickback that results in a claim for items or services. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. The False Claims Act also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In addition, federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may also implicate the False Claims Act. Although the False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH,and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, and business associates. Among other things, HITECH made certain aspects of HIPAA's rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office of Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million.

•
The federal physician payment transparency requirements, sometimes referred to as the "Physician Payments Sunshine Act," created under the United States Patient Protection and Affordable Care Act of 2010, as amended, or the ACA, and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children's Health Insurance Program (with certain exceptions) to annually report to the United States Department of Health and Human Services, or HHS, information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

According to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 United StatesC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that certain business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management's attention from the business.
If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in government healthcare programs, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations.

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

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. As of June 30, 2018 we had 186,801,159 shares of common stock issued, plus (1) options to purchase 3,548,571 shares of common stock with a weighted-average exercise price of $7.58 per share, (2) 1,535,366 restricted stock units to certain executive officers of the Company, (3) 537,501 performance stock units to certain executive officers of the Company, (4) 8,643,548 shares of common stock reserved for potential future grant under the Plan, (5) warrants to purchase 450,000 shares of common stock with an exercise price of $3.75 and (6) $20.0 million of principal amount of Convertible Senior Notes convertible into approximately 3,916,672 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 44,567,183 shares of common stock that remain available for future issuance.

Our outstanding Convertible Senior Notes, options and warrants may adversely affect our ability to consummate future equity‑based financings due to the dilution potential to future investors.

Due to the number of shares of common stock we are obligated to issue pursuant to outstanding Convertible Senior Notes, options and warrants, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding options and warrants or conversion of the outstanding Convertible Senior Notes.

The market price of our common stock has fluctuated widely in the past, and is likely to continue to fluctuate widely based on a number of factors, many of which are beyond our control.

The market price of our common stock has been, and is likely to continue to be, highly volatile. Furthermore, the stock market and the market for stocks comparable biopharmaceutical companies like ours have from time to time experienced, and likely will again experience, significant price and volume fluctuations that are unrelated to actual operating performance.

From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

•
Announcements by us, any collaboration partners, any future alliance partners or our competitors of pre-clinical studies and clinical trial results, regulatory developments, technological innovations or new therapeutic products, product sales, new products or product candidates and product development timelines;

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

In the past, following periods of volatility in the market prices of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. Refer to “Legal Proceedings” for more information. If we face such litigation in the future, it would result in substantial costs and a diversion of management’s attention and resources, which could negatively impact our business.

Our principal stockholders can significantly influence all matters requiring the approval by our stockholders.

As of June 30, 2018 venBio Select Advisor LLC, (“venBio”) is the beneficial owner of approximately 9.5% of our outstanding common stock. venBio is our largest stockholder, and Dr. Behzad Aghazadeh, the Managing Partner and portfolio manager of the venBio Select Fund, serves as Chairman of our Board of Directors.

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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our corporate headquarters are located in Morris Plains, New Jersey. Summarized below are the locations, primary usage and approximate square footage of the facilities we lease. Under these lease agreements, we may be required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

Location	Primary Usage	Approximate Square Feet
300 The American Road, Morris Plains, New Jersey	Office space, Research and Clinical Trial Management	85,000
400 The American Road, Morris Plains, New Jersey	Office space, warehouse	45,700
The lease for the 410 The American Road, Morris Plains, New Jersey location will enable us to expand our Research and Clinical Trial operations at the 300 The American Road, Morris Plains, New Jersey location.
Item 3.  Legal Proceedings
The following is a summary of legal matters that are outstanding.
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

Resolution of Litigation

The Settlement Agreement includes (i) a mutual release of all claims that were or could have been asserted in the Federal Action or in the 225 Action (each as defined herein) and (ii) a comprehensive release of all direct and derivative claims that have been or could be asserted by or on behalf of (a) venBio or the Company, whether known or unknown, against Greenhill, Dr. Goldenberg, Ms. Sullivan and Mr. Markison and their affiliates and related persons, (b) Dr. Goldenberg, Ms. Sullivan or Mr. Markison, whether known or unknown, against venBio or the Company and their affiliates and related persons, and (c) Greenhill, whether known or unknown, against venBio, the Company, Dr. Goldenberg, Ms. Sullivan and Mr. Markison and their affiliates and related persons, relating to the Company’s private placement of $125.0 million of Series A-1 Convertible Preferred Stock, the 2016 Annual Meeting (defined below), the proxy contest waged by venBio in advance of the 2016 Annual Meeting, the engagement of Greenhill, the settlement of the venBio Action, the licensing transaction with Seattle Genetics, Inc. (“Seattle Genetics”), and the Termination Agreement, dated May 4, 2017, between the Company and Seattle Genetics (the “venBio Action Released Claims”). The release of the venBio Action Released Claims became effective upon the Effective

Date. On May 24, 2018, the remaining parties to the venBio Action participated in a mediation of the claims against Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh. The mediation was unsuccessful. Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh have submitted motions to dismiss the claims against them in the venBio Action, which remain pending in the Court of Chancery.

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

Sullivan Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Ms. Sullivan resigned from all director, officer and other positions of the Company and any of its affiliates. The Settlement Agreement provides that Ms. Sullivan will abide by all post-termination covenants and obligations contemplated by her employment agreement with the Company (the “Sullivan Agreement”). In exchange for a release of claims as required by the Sullivan Agreement and subject to compliance with the terms of the Settlement Agreement, Ms. Sullivan is entitled to (i) termination payments in accordance with the Sullivan Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of the exercise period for equity awards already earned, pursuant to the Sullivan Agreement, and (iii) COBRA payments. The foregoing cash payments which the Company has paid accumulated to approximately $3.1 million. An additional cash payment of $0.9 million is in dispute and will be addressed in arbitration. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of June 30, 2018, $260,177 of expenses have been incurred regarding such arbitration.

Goldenberg Resignation

Pursuant to the Settlement Agreement, on the Settlement Date, Dr. Goldenberg resigned from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned United States subsidiary), but would remain a director of the Company until his successor is elected and qualified or until his earlier resignation or removal. Dr. Goldenberg did not stand for reelection as a director at the Company's Annual Meeting of Stockholders held on April 2, 2018. The Settlement Agreement provides that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Goldenberg Agreement. In exchange for a release of claims as required by the Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg is entitled to (i) termination payments in accordance with the Goldenberg Agreement for a termination without Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Goldenberg Agreement, (iii) COBRA and other welfare payments, and (iv) royalties or payments in accordance with existing agreements.The foregoing cash payments, which the Company has paid pursuant to the terms of the Settlement Agreement, accumulated to approximately $2.4 million. In addition to these amounts, an additional cash payment of approximately $1.8 million is in dispute. Additionally, the vesting of the grant of 1,500,000 Restricted Stock Units to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement, is also in dispute.

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

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntary dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018 and the motion was fully briefed as of April 4, 2018.  Oral argument has not yet been scheduled.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017. Defendants moved to dismiss the complaint on June 19, 2017. In lieu of responding, an amended complaint was filed on October 13, 2017. John Neff was substituted for plaintiff Seymour Rosenfeld in the amended complaint. The Company filed a motion to dismiss the amended complaint on December 4, 2017 and the Court granted the motion to dismiss without prejudice by order dated March 29, 2018.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. Goldenberg, Ms. Sullivan and Mr. Brian A. Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio the Company and Greenhill entered into the Greenhill Term Sheet. Pursuant to the Settlement Agreement, if the Court of Chancery approves the settlement, all claims that were asserted by venBio against the Individual Defendants or Greenhill in the venBio Action will be released. On May 24, 2018 the remaining parties to the venBio Action participated in a mediation of the claims against Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh. The mediation was unsuccessful. Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh have submitted motions to dismiss the claims against them in the venBio Action, which remain pending in the Court of Chancery.

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
Our common stock is quoted on the Nasdaq Global Market under the symbol “IMMU.” The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the last two fiscal years, as reported by the Nasdaq Global Market:

Fiscal Quarter Ended	High	Low
September 30, 2016	$3.43	$2.09
December 31, 2016	4.10	2.02
March 31, 2017	7.15	3.30
June 30, 2017	9.04	5.00

September 30, 2017	$14.19	$7.17
December 31, 2017	17.05	8.68
March 31, 2018	18.93	14.06
June 30, 2018	26.48	13.82
As of August 20, 2018, the closing sales price of our common stock on the Nasdaq Global Market was $21.30 and there were approximately 359 stockholders of record of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future.
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

The following graph compares the yearly change in cumulative total stockholder return on the Company’s common stock for the prior five fiscal years with the total cumulative return of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index.  The returns are indexed to a value of $100 at June 30, 2013.

	Indexed Returns (years ending)
Company/Index	6/30/13	6/30/14	6/30/15	6/30/16	6/30/17	6/30/18
Immunomedics	100	67	75	43	162	435
Nasdaq Composite	100	125	134	137	163	187
Nasdaq Pharmaceutical	100	128	151	152	164	171

Item 6.  Selected Financial Data
The following table sets forth our consolidated financial data as of and for each of the five fiscal years ended June 30, 2018 which has been derived from our audited consolidated financial statements. The audited consolidated financial statements as of June 30, 2018 and 2017 and for the three-year period ended June 30, 2018 are included elsewhere in this Annual Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended June 30,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Total revenues	$2,156	$3,091	$3,233	$5,653	$9,042
Total costs and expenses	143,203	82,241	62,241	51,873	44,622
Changes in fair market value of warrant liabilities	(108,636)	(61,074)	—	—	—
Warrant related expenses	—	(7,649)	—	—	—
Interest expense (1)	(23,255)	(5,480)	(5,480)	(2,091)	—
Interest and other income	5,493	431	338	246	56
Other financing expenses	(13,005)	(347)	—	—	—
Insurance reimbursement	6,638	—	—	—	—
Foreign currency transaction gain (loss), net	81	23	(40)	(1)	1
Loss before income tax	(273,731)	(153,245)	(64,190)	(48,066)	(35,523)
Income tax (expense) benefit	(156)	(21)	5,054	(58)	(8)
Net loss	(273,887)	(153,266)	(59,136)	(48,124)	(35,531)
Net loss attributable to noncontrolling interest	(50)	(60)	(99)	(122)	(105)
Net loss attributable to Immunomedics, Inc. stockholders	$(273,837)	$(153,206)	$(59,037)	$(48,002)	$(35,426)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(1.78)	$(1.47)	$(0.62)	$(0.51)	$(0.42)
Weighted average shares used to calculated loss per common share (basic and diluted)	153,475	104,536	94,770	93,315	84,632

	As of June 30,
(In thousands)	2018	2017	2016	2015	2014
Cash, cash equivalents and marketable securities	$638,802	154,902	$50,628	$99,618	$41,833
Total Assets	664,173	162,573	56,950	105,780	47,486
Liability related to sale of future royalties	202,007	—	—	—	—
Convertible senior notes, net	19,763	98,084	97,354	96,625	—
Warrant liabilities	8,973	90,706	—	—	—
Stockholders' equity (deficit) (2)	399,686	(59,463)	(57,527)	(4,525)	38,859

(1)
Interest expense represents interest on liability related to sale of future royalties of $19.8 million for 2018, the Convertible Senior Notes interest expense ($3.5 million, $4.8 million and $4.8 million for 2018, 2017 and 2016, respectively) and amortized debt issuance costs ($1.7 million, $0.7 million and $0.7 million for 2018, 2017 and 2016, respectively).

(2)	We have never paid cash dividends on our common stock. Stockholders’ equity (deficit) represents Immunomedics, Inc. stockholders equity and the non-controlling interest in subsidiary.

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
Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, issuance of equity financing in order to continue our research and development activities and secure regulatory approval of and market our drug candidates; our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims and other stockholder litigation; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Refer to Item 1A. Risk Factors “Factors That May Affect Our Business and Results of Operations” in this Annual Report on Form 10-K for more information.
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
Overview
We are a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with chemotherapeutics, cytokines or toxins. Using these technologies, we have built a pipeline of six clinical-stage product candidates.
We believe that our antibodies have therapeutic potential, in some cases as a naked antibody or when conjugated with chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of effective anti-tumor compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional chemotherapy. This treatment method is designed to reduce the total exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects.

Our portfolio of investigational products includes ADCs that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually found with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in advanced trials for a number of solid tumors and metastatic colorectal cancer ("CRC"), respectively. Sacituzumab govitecan is our lead product candidate and has received BTD from the FDA for the treatment of patients with metastatic mTNBC who have received at least two prior therapies for metastatic disease.

Our corporate strategy is to bring sacituzumab govitecan to the market on our own in the United States for the benefit of patients with mTNBC and the creation of value for our stockholders. On May 21, 2018 we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018 we received notification from the Food and Drug

Administration ("FDA") that the BLA was accepted for filing and granted Priority Review with a PDUFA target action date of January 18, 2019. If approved, sacituzumab govitecan would be the first and only ADC approved for the treatment of mTNBC.

As of June 30, 2018, we had $638.8 million in cash, cash equivalents and marketable securities. On January 7, 2018, we announced that we sold tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust (“RPI”) for $175.0 million. RPI also purchased $75.0 million in our common stock at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. On June 15, 2018, we announced the closing of a public offering of 11,500,000 shares of our common stock at a price of $24.00 per share. On June 22, 2018, pursuant to the underwriter's full exercise of the over-allotment option, we closed the sale of an additional 1,725,000 shares of our common stock. The total net proceeds from the offering, including the exercise of the over-allotment option, were approximately $300 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We believe our projected financial resources are adequate to (i) support our next phase of growth as we focus on commercializing and developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), advanced ER+ BC and other indications of high medical need, (ii) further build our clinical, medical affairs, commercial and manufacturing infrastructure, (iii) begin to commercialize sacituzumab govitecan globally, and (iv) fund operations into 2021 or beyond assuming we meet our regulatory and commercial objectives. However, in case of regulatory delays, alterations to our commercial forecast, or other unforeseen events, we may require additional funding in 2021. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and Globally, and (ii) potential private and capital markets financing.

To accelerate the clinical and preclinical development of sacituzumab govitecan, we have entered into a clinical collaboration with AstraZeneca and signed a letter of intent to enter into a clinical collaboration with Clovis to investigate the ADC in earlier lines of therapy for mTNBC and advanced UC in combination with checkpoint and PARP inhibitors, respectively. For other cancer indications, we are working with the University of Wisconsin and Fred Hutchison Cancer Center on prostate cancer, Yale University Cancer Center on endometrial and cervical cancers, and with Memorial Sloan Kettering Cancer Center on head and neck cancer.

We also have a number of other product candidates, which target solid tumors and hematologic malignancies in various stages of clinical and preclinical development. They include other ADCs such as labetuzumab govitecan, which binds the CEACAM5 antigen expressed on CRC and other solid cancers, and IMMU-140 that targets HLA-DR for the potential treatment of liquid cancers. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.

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
(Refer to "Risk Factors" under Item 1A in this Annual Report on Form 10-K for more information.)
Critical Accounting Policies and Accounting Estimates
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, refer to "Note 2 - Summary of Significant Accounting Policies." Of these policies, the following are considered critical to an understanding of our Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Common stock warrants (ii) Interest expense on liability related to sale of future royalties, and (iii) Stock-based compensation.
Our critical accounting estimates and assumptions impacting the consolidated financial statements relate to stock compensation expenses, interest expense on liability related to sale of future royalties, and determination of fair value of warrants. Refer to "Note 2 - Summary of Significant Accounting Policies", "Note 5 - Debt", and "Note 7 - Estimated Fair Value of Financial Instruments", respectively, for more information.
Results of Operations
In this section, we discuss our overall results of operations.
Revenues

				($ in thousands)
				(Decrease)/Increase
Years Ended June 30,	2018	2017	2016	2018 vs 2017		2017 vs 2016
Product sales	$1,501	$2,443	$2,261	$(942)	(38.6)%	$182	8.0%
License fee and other revenues	330	284	387	46	16.2%	(103)	(26.6)%
Research and development	325	364	585	(39)	(10.7)%	(221)	(37.8)%
Total revenues	$2,156	$3,091	$3,233	$(935)	(30.2)%	$(142)	(4.4)%

Total revenue for the fiscal year ended June 30, 2018 decreased compared to fiscal June 30, 2017 primarily due to a decrease in product sales, and to a lesser extent a decrease in grant revenue offset partially by an increase in license fee and other revenues. Product sales for the fiscal year ended June 30, 2018 decreased compared to fiscal June 30, 2017 due to the discontinued sale of LeukoScan® during the third quarter of fiscal 2018 to focus on our ADC business. Refer to "Note 2 - Summary of Significant Accounting Policies" for more information.
Total revenue for the fiscal year ended June 30, 2017 decreased compared to fiscal June 30, 2016 primarily due to a $0.2 million decrease in grant revenue offset partially by a $0.1 million increase in LeukoScan® sales. Refer to "Note 2 - Summary of Significant Accounting Policies" for more information.
Costs and Expenses

				($ in thousands)
				(Decrease)/Increase
Years Ended June 30,	2018	2017	2016	2018 vs 2017		2017 vs 2016
Costs of goods sold	$613	$483	$1,159	$130	26.9%	$(676)	(58.3)%
Research and development	99,283	51,776	53,492	47,507	91.8%	(1,716)	(3.2)%
Sales and marketing	6,822	873	1,027	5,949	nm	(154)	(15.0)%
General and administrative	36,485	29,109	6,563	7,376	25.3%	22,546	nm
Total costs and expenses	$143,203	$82,241	$62,241	$60,962	74.1%	$20,000	32.1%
nm - not meaningful

Total costs and expenses for the fiscal year ended June 30, 2018 increased compared to fiscal 2017 primarily due to an increase in research and development expenses of $47.5 million, an increase in general and administrative expenses of $7.4 million, and an increase in sales and marketing expenses of $5.9 million attributed primarily to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, and to expand clinical development of sacituzumab govitecan into earlier lines of therapy and other indications.

Total costs and expenses for the fiscal year ended June 30, 2017 increased compared to fiscal 2016 primarily due to an increase in general and administrative costs during fiscal 2017 including a $9.0 million increase in legal and advisory fees associated with the proxy contest and professional services in connection with the Licensing Agreement with Seattle Genetics

(which was subsequently terminated), $6.9 million for executive severance, $4.5 million to reimburse venBio Select LLC for proxy related costs, $2.0 million for consulting services for strategic planning, and a $1.8 million increase in legal fees, partially offset by the elimination of $1.7 million deferred unearned executive bonuses from fiscal 2016 and 2015.

Cost of Goods Sold

The cost of goods sold for the fiscal year ended June 30, 2018 increased compared to fiscal June 30, 2017 primarily due to a $0.6 million write down relating to LeukoScan® inventories resulting from the discontinued sale of LeukoScan® during the third quarter of fiscal 2018 to focus on its ADC business. Refer to "Note 2 - Summary of Significant Accounting Policies" for more information.

Cost of goods sold for the LeukoScan® product was $0.5 million for the fiscal year ended June 30, 2017, a $0.7 million reduction, or approximately 58.3%, compared to fiscal 2016. The reduction was due primarily to a $0.6 million increase during fiscal 2016 as a result of the write-down of certain work-in-process inventory of LeukoScan® which was deemed to be unsaleable. Refer to "Note 2 - Summary of Significant Accounting Policies" for more information.

Research and Development
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

Research and development costs increased for the fiscal years ended June 30, 2018 approximately $47.5 million to $99.3 million compared to fiscal 2017. Research and development costs decreased approximately $1.7 million to $51.8 million for the fiscal year ended June 30, 2017 compared to fiscal 2016. The increase in research and development costs for the fiscal year ended June 30, 2018 compared to fiscal 2017 relate primarily to increases in clinical trial costs as well as increases in lab supplies and chemical reagents and personnel costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC. Additionally, there were increases in outside manufacturers' organizations services costs as we ramped-up manufacturing of sacituzumab govitecan for the Phase 3 clinical trial antibody-drug conjugates ("ADC") as well as an increase in outside consulting services to improve our manufacturing and regulatory functions associated with fulfilling the FDA requirements for the Phase 3 clinical trial of sacituzumab govitecan in patients with mTNBC.

The reduction in research and development costs for the fiscal year ended June 30, 2017 compared to fiscal 2016 relate primarily to a decrease in clinical trial expenses due to the closure of the Phase 3 PANCRIT-1 clinical trial in 2016 which resulted in the redeployment of employees from basic research to product development in fiscal 2017 and a reduction in lab supplies and chemical reagents in fiscal 2017 compared to the same period in fiscal 2016, offset partly by an increase in product development costs due to an increase in outside manufacturers' organizations services costs as we ramped-up manufacturing of sacituzumab govitecan for the Phase 3 clinical trial ADC, and an increase in outside consulting services to improve our manufacturing and regulatory functions associated with fulfilling the FDA requirements for the Phase 3 clinical trial of sacituzumab govitecan in patients with mTNBC.

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

Sales and Marketing

Sales and marketing expenses increased during the fiscal year ended June 30, 2018 compared to fiscal 2017 primarily due to commercial launch preparation activities. Sales and marketing expenses during the fiscal year ended June 30, 2017 decreased compared to fiscal 2016.
General and Administrative Expenses

				($ in thousands)
				(Decrease)/Increase
Years Ended June 30,	2018	2017	2016	2018 vs 2017		2017 vs 2016
Labor costs	$15,648	$8,665	$3,883	$6,983	80.6%	$4,782	nm
Legal and advisory fees	13,204	17,594	1,045	(4,390)	(25.0)%	16,549	nm
Consulting services	2,635	1,029	68	1,606	nm	961	nm
Other	4,998	1,821	1,567	3,177	nm	254	16.2%
Total General and administrative	$36,485	$29,109	$6,563	$7,376	25.3%	$22,546	nm
nm- not meaningful
General and administrative expenses for the fiscal year ended June 30, 2018 increased compared to fiscal 2017 primarily due to increased labor costs associated with the anticipated launch of sacituzumab govitecan in the United States for patients with mTNBC, offset partly by decreased legal and advisory expenses due to increased costs in the prior year related to the proxy contest.
General and administrative expenses for the fiscal year ended June 30, 2017 increased compared to fiscal 2016 primarily due to increased legal and advisory fees associated with the proxy contest as well as executive severance costs.

Changes in fair market value of warrant liabilities

We recognized $108.6 million in non-cash expense for the year ending June 30, 2018 as a result of the net appreciation in the fair value of the outstanding warrants throughout the year compared to non-cash expense of $61.1 million in fiscal 2017. During fiscal 2018 there were warrant exercises of approximately 18.2 million shares for which we received $78.2 million in cash. Refer to "Note 10 - Stockholders' Equity (Deficit)" for more information.

We recognized a $61.1 million non-cash expense for the year ending June 30, 2017 arising from the $47.6 increase in warrant liability from the increase in the fair value of the public offering warrants issued in October 11, 2016, and a $13.5 million increase in warrant liability from the increase in the fair market value of the warrant issued to Seattle Genetics on February 10, 2017 (the “SGEN Warrant”), resulting from the increase in the share price of our common stock from the date of inception of each warrant through June 30, 2017. There was no warrant liability in fiscal 2016.

Warrant related expenses
We recognized a $7.6 million non-cash warrant-related expense during the year ended June 30, 2017 representing the excess of fair value of the SGEN Warrant issued on February 10, 2017 over proceeds received for the issuance of common stock and such Warrant. There was no warrant-related expense in fiscal 2016.

Other financing expenses
On September 21, 2017, we entered into separate, privately negotiated Exchange Agreements with certain holders of the Convertible Senior Notes. As a result of the Agreements, we recognized a non-cash loss on induced exchanges of debt of approximately $13.0 million, representing the fair value of the incremental consideration (1,133,173 common shares) paid to induce the holders to exchange their Convertible Senior Notes for equity, based on the closing market price of our Common Stock on the date of the Exchange Agreements. The remaining balance of the Convertible Senior Notes after the exchange is $19.8 million.

Other financing expense of $0.3 million for the fiscal year ended June 30, 2017 related to expenses incurred in connection with the public offering we consummated on October 11, 2016 that were attributable to the warrant liability.
Interest expense
Interest expense for the year ending June 30, 2018 was $23.3 million, compared to $5.5 million for fiscal 2017. The $17.8 million increase was due primarily to increased debt balances as a result of the RPI agreement. Refer to "Note 5 - Debt" for more information.
Interest expense related to the 4.75% Convertible Senior Notes due 2020 was $5.5 million for both fiscal years ended June 30, 2017 and 2016, including the amortization of $0.7 million debt issuance costs.
Insurance reimbursement
For the fiscal year ended June 30, 2018 we received $6.6 million in insurance reimbursements related to legal costs incurred during our proxy contest during fiscal 2017. Refer to "Note 15 - Commitments and Contingencies" for more information.
Income tax (expense) benefit
The income tax expense for the year ended June 30, 2018 was $156 thousand worldwide. In fiscal 2018, foreign operations had net income and associated income tax expense of $154 thousand. There was no federal income tax expense for domestic operations in either period due to losses. In fiscal 2016, we were able to participate in the New Jersey Business Tax Certificate Transfer Program and sell New Jersey State Tax NOLs and R&D tax credits. We did not receive an income tax benefit during the years ended June 30, 2018 or 2017, because we had reached the maximum amount permissible under the New Jersey Business Tax Certificate Transfer Program.
Net loss attributable to Immunomedics, Inc. stockholders
Net loss attributable to Immunomedics, Inc. common stockholders for the fiscal year ended June 30, 2018 was $273.8 million, or $1.78 per share, compared to a net loss of approximately $153.2 million, or $1.47 per share, for fiscal 2017, an increase in the loss of $120.6 million due primarily to a $61.0 million increase in costs and expenses related to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC, an increase in the expense from the change in fair value of warrant liabilities of $47.6 million, a $17.8 million increase in interest expense as a result of the RPI agreement, and a $12.7 million increase in other financing expenses, offset partially by the receipt of $6.6 million non-recurring insurance reimbursement related to the proxy contest in fiscal 2017.
Net loss attributable to Immunomedics, Inc., common stockholders for the fiscal year ended June 30, 2017 was $153.2 million, or approximately $1.47 per share, compared to a net loss of approximately $59.0 million, or $0.62 per share, for 2016, an increase of $94.2 million, or approximately 159.5%. The increase was due primarily to the $61.1 million increase in the expense from the increase in fair value of warrant liabilities, the $22.5 million increase in general and administrative expenses, the $7.6 million increase in non-cash expense in excess of fair value of the SGEN Warrant, and the receipt of $5.1 million proceeds from the sale of non-recurring tax credits in 2016, offset partially by the $1.7 million decrease in research and development expenses.

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations.
As of June 30, 2018, we had $638.8 million in cash, cash equivalents and marketable securities. On January 7, 2018, we announced that we sold tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust (“RPI”) for $175.0 million. RPI also purchased $75.0 million of our common stock at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. On June 15, 2018, we announced the closing of a public offering of 11,500,000 shares of our common stock at a price of $24.00 per share. On June 22, 2018, pursuant to the underwriter's full exercise of the over-allotment option, we closed the sale of an additional 1,725,000 shares of our common stock. The total net proceeds from the offering, including the exercise of the over-allotment option, were approximately $300 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We believe our projected financial resources are adequate to (i) support our next phase of growth as we focus on commercializing and developing sacituzumab govitecan in mTNBC, advanced UC, advanced ER+ BC and other indications of high medical need, (ii) further build our clinical, medical affairs, commercial and manufacturing infrastructure, (iii) begin to commercialize sacituzumab govitecan globally, and (iv) fund operations into 2021 or beyond assuming we meet our regulatory and commercial objectives. However, in case of regulatory delays, alterations to our commercial forecast, or other unforeseen events, we may require additional funding in 2021. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing.
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
Discussion of Cash Flows

	($ in thousands)
	Years Ended June 30,
	2018	2017	2016
Net cash used in operating activities	$(133,951)	$(62,250)	$(48,462)
Net cash provided by (used in) investing activities	74,757	(76,264)	45,875
Net cash provided by financing activities	627,903	168,803	2,364
Cash flows used in operating activities. Net cash used in operating activities during the fiscal year ended June 30, 2018 was approximately $134.0 million, compared to $62.3 million during the fiscal year ended June 30, 2017, an increase in cash used in operating activities of $71.7 million. The increase in cash used in operating for the period was primarily due to increased research and development expenses in clinical trial costs as well as increases in labor related costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC.
Cash flows provided by (used in) investing activities. Net cash provided by investing activities during the fiscal year ended June 30, 2018 was $74.8 million, compared to cash used in investing activities of $76.3 million during the fiscal year ended June 30, 2017; an increase of approximately $151.0 million, due primarily to an increase of $37.9 million in proceeds from sales or maturities of marketable securities as well as an $121.2 million decrease in purchases of marketable securities.
Cash flows provided by financing activities. Net cash provided by financing activities during the fiscal year ended June 30, 2018 was $627.9 million , compared to $168.8 million of cash provided by financing activities during the fiscal year ended June 30, 2017. The increase of $459.1 million was due primarily due to our receipt of approximately $300 million in net proceeds from the issuance and sale of our common stock and the $250.0 million in funding received from RPI. Refer to "Note 5 - Debt, 'Liability related to sale of future royalties'" for additional information.

Working Capital and Cash Requirements
Working capital was $604.6 million as of June 30, 2018, compared to $35.1 million as of June 30, 2017, a $569.5 million increase. The increase in cash was primarily due to our receipt of approximately $300 million in proceeds from the issuance and sale of our common stock and the $250.0 million in funding received from RPI (see Notes to Consolidated Financial Statements). The $300 million cash proceeds received from the sale of common shares were offset by $134.0 million cash used in operations.
We expect to continue to fund our operations with our current financial resources. Potential sources of funding include (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing our full pipeline for mTNBC and beyond, (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), and (iii) potential equity and debt financing transactions.

Until we can generate significant cash through (i) the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. In the future, if we cannot obtain sufficient funding through the above methods, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in our Annual Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

Contractual Commitments
Our major contractual obligations relate to an operating lease for our facility and our convertible senior notes. We have quantified the significant commitments in the following table for the fiscal years ended June 30:

	Payments Due by Period
	(in thousands)
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Convertible Senior Notes	$—	$20,000	$—	$—	$—	$—	$20,000
Interest on long-term debt	950	594	—	—	—	—	1,544
Total long-term debt	950	20,594	—	—	—	—	21,544

Purchase Obligations (1)	10,718	—	—	—	—	—	10,718
Operating Lease (2)	2,447	1,477	1,523	1,547	1,575	12,062	20,631
TOTAL	$14,115	$22,071	$1,523	$1,547	$1,575	$12,062	$52,893

(1)	Purchase Obligations are primarily commitments to purchase consulting services and manufacturing.

(2)	Operating leases primarily relate to the 300 The American Road, Morris Plains, NJ 07950 building, the 400 The American Road, Morris Plains, NJ 07950 building and vehicles.
The above amounts exclude potential payments related to the sale of future royalties pursuant to our agreement with RPI, under which we are required to make certain royalty payments based on estimated future sales of sacituzumab govitecan.

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
As of June 30, 2018 we had $638.8 million in cash, cash equivalents and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. We do not invest for trading or speculative purposes. We do not have any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates at June 30, 2018 would not result in a significant change in the fair market value of our portfolio.
We may be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers relating to certain clinical trials that are in process. Depending on the strengthening or weakening of the United States dollar, realized and unrealized currency fluctuations could be significant.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Immunomedics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/KPMG LLP

We have served as the Company’s auditor since 2013.
New York, NY
August 23, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Immunomedics, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Immunomedics, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company and subsidiaries as of June 30, 2018 and 2017, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated August 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
New York, NY
August 23, 2018

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$612,056,502	$43,393,570
Marketable securities	26,745,252	111,508,225
Accounts receivable, net of allowances of $0 and $9,371 at June 30, 2018, and 2017, respectively	45,773	488,723
Inventory	—	580,016
Prepaid expenses	3,802,583	891,284
Other current assets	5,729,710	436,344
Total current assets	648,379,820	157,298,162
Property and equipment, net of accumulated depreciation of $30,858,228 and $29,560,955 at June 30, 2018 and 2017, respectively	15,733,429	5,245,230
Other long-term assets	60,000	30,000
Total Assets	$664,173,249	$162,573,392

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$31,663,648	$31,366,976
Liability related to sale of future royalties - current	3,009,000	—
Warrant liabilities	8,973,214	90,706,206
Deferred revenues	93,669	170,967
Total current liabilities	43,739,531	122,244,149
Convertible senior notes, net	19,762,808	98,084,219
Liability related to sale of future royalties - non-current	198,997,995	—
Other long-term liabilities	1,987,249	1,708,272
Total Liabilities	264,487,583	222,036,640
Commitments and Contingencies (Note 15)	—	—
Stockholders' Equity (Deficit):	—	—
Convertible preferred stock, $0.1 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2018 and 1,000,000 shares issued and outstanding at June 30, 2017	—	10,000
Common stock, $0.1 par value; authorized 250,000,000 shares issued 186,801,159 shares and outstanding 186,766,434 shares at June 30, 2018; shares issued 110,344,643 shares and outstanding 110,309,918 shares at June 30, 2017	1,868,011	1,103,446
Capital contributed in excess of par	1,194,997,773	462,666,366
Treasury stock, at cost: 34,725 shares at June 30, 2018 and 2017	(458,370)	(458,370)
Accumulated deficit	(795,547,786)	(521,710,899)
Accumulated other comprehensive loss	(352,798)	(302,710)
Total Immunomedics, Inc. stockholders' equity (deficit)	400,506,830	(58,692,167)
Noncontrolling interest in subsidiary	(821,164)	(771,081)
Total stockholder's equity (deficit)	399,685,666	(59,463,248)
Total Liabilities and Stockholders' Equity	$664,173,249	$162,573,392
See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS

	Year Ended June 30,
	2018	2017	2016
Revenues:
Product sales	$1,500,625	$2,443,388	$2,260,994
License fee and other revenues	329,956	284,290	386,941
Research and development	325,415	363,572	585,312
Total revenues	2,155,996	3,091,250	3,233,247

Costs and Expenses:
Costs of goods sold	613,591	482,657	1,159,173
Research and development	99,282,874	51,776,395	53,492,471
Sales and marketing	6,822,174	873,154	1,027,139
General and administrative	36,484,641	29,108,777	6,562,555
Total costs and expenses	143,203,280	82,240,983	62,241,338
Operating loss	141,047,284	(79,149,733)	(59,008,091)
Changes in fair market value of warrant liabilities	(108,635,809)	(61,073,808)	—
Warrant related expenses	—	(7,649,395)	—
Interest expense	(23,254,787)	(5,479,821)	(5,479,821)
Interest and other income	5,492,632	430,595	337,901
Other financing expenses	(13,005,329)	(346,568)	—
Insurance reimbursement	6,637,992	—	—
Foreign currency transaction gain (loss), net	81,423	23,311	(39,538)
Loss before income tax	(273,731,162)	(153,245,419)	(64,189,549)
Income tax (expense) benefit	(155,808)	(20,867)	5,053,833
Net loss	(273,886,970)	(153,266,286)	(59,135,716)
Net loss attributable to noncontrolling interest	(50,083)	(60,341)	(98,766)
Net loss attributable to Immunomedics, Inc. stockholders	$(273,836,887)	$(153,205,945)	$(59,036,950)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(1.78)	$(1.47)	$(0.62)
Weighted average shares used to calculated loss per common share (basic and diluted)	153,474,943	104,535,577	94,770,172
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(105,285)	(62,085)	1,192
Unrealized gain (loss) on securities available for sale	55,197	(108,399)	27,674
Other comprehensive income (loss), net of tax:	(50,088)	(170,484)	28,866
Comprehensive loss	(273,937,058)	(153,436,770)	(59,106,850)
Comprehensive loss attributable to noncontrolling interest	(50,083)	(60,341)	(98,766)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(273,886,975)	$(153,376,429)	$(59,008,084)
See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Immunomedics, Inc. Stockholders
	Convertible Preferred Stock				Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
			Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Balance at June 30, 2015	—	$—	94,546,578	$945,465	$305,229,354	$(458,370)	$(309,468,004)	$(161,092)	$(611,974)	$(4,524,621)
Exercise of stock options, net			1,097,500	10,975	2,721,987					2,732,962
Stock based compensation			223,220	2,232	3,369,310					3,371,542
Other comprehensive income								28,866		28,866
Net loss							(59,036,950)		(98,766)	(59,135,716)
Balance at June 30, 2016	—	$—	95,867,298	$958,672	$311,320,651	$(458,370)	$(368,504,954)	$(132,226)	$(710,740)	$(57,526,967)
Issuance of preferred stock, net	1,000,000	10,000			121,771,941					121,781,941
Issuance of common stock in public offering, net			10,000,000	100,000	28,478,473					28,578,473
Proceeds of public offering allocated to warrant liability					(6,966,435)					(6,966,435)
Issuance of common stock to Seattle Genetics, Inc.			3,000,000	30,000	14,670,000					14,700,000
Proceeds of share issuance to Seattle Genetics, Inc. allocated to warrant liability					(14,670,000)					(14,670,000)
Exercise of stock options, net			1,279,354	12,794	4,277,309					4,290,103
Stock based compensation			197,991	1,980	3,784,427					3,786,407
Other comprehensive (loss)								(170,484)		(170,484)
Net loss							(153,205,945)		(60,341)	(153,266,286)
Balance at June 30, 2017	1,000,000	$10,000	110,344,643	$1,103,446	$462,666,366	$(458,370)	$(521,710,899)	$(302,710)	$(771,081)	$(59,463,248)
Reclassification of warrant liability to equity			—	—	190,368,801					190,368,801
Exercise of common stock warrants			18,205,804	182,058	78,043,882					78,225,940
Exercise of stock options, net			585,915	5,859	2,255,381					2,261,240
Issuance of common stock to RPI Finance Trust			4,373,178	43,732	67,740,268					67,784,000
Issuance of common stock in public offering, net			13,225,000	132,250	299,334,650					299,466,900
Conversion of Preferred Shares	(1,000,000)	(10,000)	23,105,360	231,054	(221,054)					—
Issuance of common stock due to debt conversion			16,799,861	167,999	92,307,266					92,475,265
Stock based compensation			331,329	3,312	4,023,697					4,027,009
Conversion of RSU's for tax withholding payments			(169,931)	(1,699)	(1,521,484)					(1,523,183)
Other comprehensive income (loss)								(50,088)		(50,088)
Net loss							(273,836,887)		(50,083)	(273,886,970)
Balance at June 30, 2018	—	$—	186,801,159	$1,868,011	$1,194,997,773	$(458,370)	$(795,547,786)	$(352,798)	$(821,164)	$399,685,666
See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(273,886,970)	$(153,266,286)	$(59,135,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	108,635,809	61,073,808	—
Warrant related expense	—	7,649,395	—
Depreciation and amortization	1,297,273	923,348	737,661
Interest on non-recourse debt	19,789,995	—	—
Loss on induced exchanges of debt	13,005,329	—	—
Deferred revenue, net of amortization	(77,298)	(64,405)	(36,295)
Amortization of bond premiums	30,795	218,426	669,858
Amortization of debt issuance costs	1,678,589	729,821	729,821
Amortization of deferred rent	278,977	8,996	99,516
Loss (gain) on sale of marketable securities	434	15,682	(1,844)
(Decrease) increase in allowance for doubtful accounts	(9,371)	(61,932)	20,369
Non-cash expense related to stock compensation	4,023,697	4,333,430	3,740,526
Non-cash decrease in value of life insurance policy	—	—	20,566
Non-cash financing expenses	—	346,568	—
Changes in operating assets and liabilities
Accounts receivable - net of reserve	452,321	102,640	(190,300)
Inventories - net of reserve	580,016	(195,958)	256,381
Other receivables	(30,000)	223,340	620,300
Prepaid expenses	(2,911,299)	146,871	97,948
Other current assets	(5,293,365)	(241,775)	761,803
Accounts payable and accrued expenses	(1,515,818)	15,807,887	3,147,606
Net cash used in operating activities	(133,950,886)	(62,250,144)	(48,461,800)
Cash flows from investing activities
Purchases of marketable securities	(10,380,182)	(131,610,011)	(2,749,117)
Purchases from sales/maturities of marketable securities	95,111,926	57,183,499	50,850,088
Purchases of property and equipment	(9,974,683)	(1,837,167)	(2,226,256)
Net cash provided by (used in) investing activities	74,757,061	(76,263,679)	45,874,715
Cash flows from financing activities:
Exercise of stock options	2,261,240	4,290,103	2,732,962
Exercise of warrants	78,225,940	—	—
Sale of preferred stock, net of related expenses	—	121,781,941	—
Proceeds from public offering of common stock	299,466,900	28,578,473	—
Proceeds from private offering of common stock	67,784,000	14,700,000	—
Proceeds from the issuance of non-recourse debt	182,216,000	—	—
Debt conversion fees	(530,064)	—	—
Tax withholding payments for stock compensation	(1,521,484)	(547,021)	(368,984)
Net cash provided by financing activities	627,902,532	168,803,496	2,363,978
Effect of changes in exchange rates on cash and cash equivalents	(45,775)	(99,728)	(26,043)
Net increase (decrease) in cash and cash equivalents	568,662,932	30,189,945	(249,150)
Cash and cash equivalents beginning of period	43,393,570	13,203,625	13,452,775
Cash and cash equivalents end of period	$612,056,502	$43,393,570	$13,203,625
Supplemental disclosure of cash flow information:
Interest paid	$2,850,000	$4,750,000	$4,802,778
Income taxes paid	$—	$23,636	$28,679
Schedule for non-cash investing and financing activities:
Issuance of Common Shares for Debt Conversion	$92,307,266	$—	$—
Accrued capital expenditures	$2,173,038	$—	$—
See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.         Business Overview
Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”), is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer. Our corporate objective is to become a fully-integrated biopharmaceutical company and a leader in the field of antibody-drug conjugates (“ADCs”). To that end, our immediate priority is to commercialize our most advanced ADC product candidate, sacituzumab govitecan (“IMMU-132”), beginning in the United States ("United States"), with metastatic triple-negative breast cancer (“mTNBC”) as the first indication. On May 21, 2018 we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018 we received notification from the Food and Drug Administration ("FDA") that the BLA was accepted for filing and granted Priority Review with a PDUFA target action date of January 18, 2019. If approved, sacituzumab govitecan would be the first and only ADC approved for the treatment of mTNBC.
The Company has two foreign subsidiaries, Immunomedics B.V. in the Netherlands and Immunomedics GmbH in Rodermark, Germany, that assists the Company in clinical trials in Europe. The accompanying financial statements include results for its two foreign subsidiaries and its majority-owned United States subsidiary, IBC Pharmaceuticals, Inc. ("IBC").
Immunomedics is subject to significant risks and uncertainties, including, without limitation, the Company's inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to secure regulatory approval of and market its drug candidates; the development or regulatory approval of competing products; the Company's ability to protect its proprietary technologies; patent infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally.
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
As of June 30, 2018 we had $638.8 million in cash, cash equivalents and marketable securities. On June 15, 2018, we announced the closing of our public offering of 11,500,000 shares of our common stock at a price of $24.00 per share. Pursuant to the underwriter's full exercise of the over-allotment option granted by us, on June 22, 2018, we closed the sale of an additional 1,725,000 shares of our common stock. The total net proceeds from the offering, including the exercise of the over-allotment option, were $299.5 million, after deducting $17.4 million in underwriting discounts and commissions and other offering expenses payable by the Company. This funding will be used primarily to accelerate the clinical development program of sacituzumab govitecan, manufacturing process improvements as well as for working capital and general corporate purposes.

On January 7, 2018, we announced that we sold tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust (“RPI”) for $175.0 million. RPI also purchased $75.0 million in our common stock at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. The total $250.0 million funding provided us with the resources required to support our next phase of growth as we focus on developing sacituzumab govitecan in mTNBC, advanced UC and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure and to fund operations.

The Company expects to continue to fund its operations with its current financial resources.

2.         Summary of Significant Accounting Policies
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Immunomedics and its subsidiaries. Noncontrolling interests in consolidated subsidiaries in the Consolidated Balance Sheets represent minority stockholders' proportionate share of the equity (deficit) in such subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions relate to stock compensation expenses, interest expense on liability related to sale of future royalties, and determination of fair value of warrants.
Interest Expense on Liability Related to Sale of Future Royalties
The Company accounts for the liability related to sale of future royalties as a debt financing. The Company has a significant continuing involvement in the generation of related royalty streams. The Company accretes this liability and recognizes expected interest expense using the effective interest rate method over the life of the related royalty stream, based on our current estimates of future royalty payments. These estimates include projections the Company makes and projections from outside the Company, and involves significant judgment and inherent uncertainties. The Company periodically re-assesses the projections and, to the extent our future projections are greater or less than its previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will adjust the effective interest calculation.
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
Financial Instruments
The carrying amount of cash and cash equivalents, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Marketable Securities
Marketable securities, all of which are available-for-sale, consist of corporate debt securities, United States bonds, United States sponsored agencies and municipal bonds. Corporate debt securities include Eurodollar issues of United States corporations, and United States dollar denominated issues of foreign corporations. Marketable securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive loss, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net loss and are included in interest and other income (net), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in interest and other income (net).

Concentration of Credit Risk

Cash and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. Our investment policy is to invest only in institutions that meet high credit quality standards and establishes limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards.

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

Revenue from the sale of diagnostic products was recorded when there was persuasive evidence that an arrangement exists, delivery had occurred, the price was fixed and determinable or collectability was reasonably assured. Allowances, if any, were established for uncollectible amounts, estimated product returns and discounts. Since allowances were recorded based on management’s estimates, actual amounts may be different in the future.

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

Fair Value Measurements

The Company categorizes its financial instruments measured at fair value into a three-level fair value hierarchy that prioritizes the inputs used in determining the fair value of the asset or liability. The three levels of the fair value hierarchy are as follows:

•
Level 1 - Financial instruments whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded securities and most United States Government and agency securities).

•
Level 2 - Financial instruments whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•
Level 3 - Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset.

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, warrant liability, liabilities related to the sale of future royalties and Convertible Senior Notes. The carrying amount of accounts receivable, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of June 30, 2018 and 2017.
Income Taxes
The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statements amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2018 .
The Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces United States corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Only 80% of current income will be able to be offset with a net operating loss carryforward, with the remainder of the net operating loss continuing to carry forward. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company's consolidated financial statements will be reduction of deferred tax assets related to net operating losses and research and development tax credits. Such reduction is expected to be largely offset by changes to the Company's valuation allowance.
Net Loss Per Share Allocable to Common Stockholders
Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or exchange of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for fiscal years ended June 2018, 2017, and 2016, respectively. The common stock equivalents excluded from the earnings per share calculation are 9,988,110, 66,069,081 and 26,665,296 for the fiscal years ended June 2018, 2017, and 2016, respectively.
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
The expected term of the option is based upon the contractual term and expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the United States Treasury yield curve in effect at the time of the grant. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.
Recently Issued Accounting Pronouncements
Accounting Standard adopted during the year:
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Public companies are required to adopt this standard in annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We implemented ASU 2016-09 effective July 1, 2017, which did not have a material impact on the consolidated financial statement presentation.
Accounting Standards yet to be adopted:

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation," to improve the usefulness of information provided to users of financial statements while reducing cost and complexity in financial reporting and provide guidance aligning the measurement and classification for share-based payments to nonemployees with the guidance for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal those annual periods. Early adoption is permitted, but no earlier than an entity's adoption date of Topic 606. We are currently assessing the impact of ASU 2018-07.
In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this update require that cash and cash equivalent balances in a statement of cash flows include those amounts deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. We do not anticipate a material impact on our financial statements and disclosures upon adoption of ASU 2016-18.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments”, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We are assessing the impact of ASU 2016-15 and will adopt it when effective.
In February 2016, the FASB issued ASU 2016-02, “Leases” and issued subsequent amendments to the initial guidance contained within ASU 2017-13. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations (see Note 15) created by lease terms of more than 12 months. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We are currently assessing the impact of ASU 2016-02.

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

We don't anticipate adoption to have a material impact on our financial statements given our historical immaterial revenue. Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. We are in the process of identifying and designing such changes to ensure our readiness as we plan to commercialize our product candidates in 2019.

3.         Marketable Securities
Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2018 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$9,641	$—	$(9)	$9,632
Certificate of Deposits	5,610	—	—	5,610
U.S. Government Sponsored Agencies	6,751	—	(2)	6,749
Corporate Debt Securities	4,510	—	(5)	4,505
Commercial Paper	249	—	—	249
	$26,761	$—	$(16)	$26,745

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2018 (in thousands):

		Net
		Carrying
	Fair Value	Amount
Due within one year	$21,745	$21,860
Due after one year through five years	5,000	5,009
	$26,745	$26,869

Marketable securities at June 30, 2017 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value
U.S. Treasury Bonds	$35,086	$—	$(24)	$35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,357	—	(13)	18,344
Corporate Debt Securities	32,692	—	(33)	32,659
Commercial Paper	10,144	1	—	10,145
	$111,577	$1	$(70)	$111,508

4.        Inventory

There were zero and $0.6 million of inventory at June 30, 2018 and 2017, respectively. Inventory was related to Leukoscan, for which the Company discontinued sales as of February 2018.

5.         Debt
Liability related to sale of future royalties:

On January 7, 2018, the Company entered into a funding agreement (the "Funding Agreement") with RPI Finance Trust, a Delaware statutory trust ("RPI"). Pursuant to the Funding Agreement, the Company issued to RPI the right to receive certain royalty amounts, subject to certain reductions, based on the net sales of the ADC sacituzumab govitecan (the "Product"), for each calendar quarter during the term of the Funding Agreement ("Revenue Participation Right"), in exchange for $175.0 million in cash (the "Purchase Price"). Specifically, the royalty rate commences at 4.15 percent on net annual sales of up to $2.0 billion, declining step-wise based on sales tiers to 1.75 percent on net global annual sales exceeding $6.0 billion.

On January 7, 2018, in connection with the Funding Agreement, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with RPI, pursuant to which the Company, in a private placement, issued and sold to RPI 4,373,178 unregistered shares (the "Shares") of the Company's Common Stock, at a price of $17.15 per share for gross proceeds to the Company of $75.0 million before deducting fees and expenses (the "Financing").

The Company concluded that there were two units of accounting in the transaction. The Company allocated the transaction consideration on a relative fair value to the liability and common stock in accordance with ASC 470-10 as follows (in thousands):

Allocated
Units of Accounting:	Consideration
Liability related to sale of future royalties	$182,216
Common stock	67,784
$250,000

Interest will be recognized using the effective interest method over a period of 20 years. The effective interest rate under the Funding Agreement, including issuance costs, is approximately 19.0%. During 2018, the Company accreted $19.8 million in interest expense.

The following table shows the activity within liability related to sale of future royalties during the year ended June 30, 2018 (in thousands):

Liability related to sale of future royalties at January 7, 2018	$182,216
Interest expense recognized	19,791
Carrying value of liability related to sale of future royalties at June 30, 2018	$202,007

Convertible Senior Notes:

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the "Convertible Senior Notes") (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act (the "Convertible Senior Notes"). The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Notes was 5.48% for the period from the date of issuance through June 30, 2018.

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
On September 21, 2017, the Company entered into separate, privately negotiated exchange agreements, (the "Exchange Agreements") with certain holders of the Convertible Senior Notes. Under the Exchange Agreements, such holders agreed to convert an aggregate $80.0 million of Convertible Senior Notes held by them. The Company initially settled each $1,000 principal amount of Convertible Senior Notes surrendered for exchange by delivering 176.2502 shares of common stock in three tranches occurring on September 19, 2017 through September 21, 2017. In total, the Company issued an aggregate 16,799,861 in the Exchange Agreements. The shares represent an aggregate of 1,133,173 shares more than the number of shares into which the exchanged Convertible Senior Notes were convertible under their original terms. As a result of the Exchange Agreements, the Company recognized a loss on induced exchanges of debt of $13.0 million representing the fair value of the incremental consideration paid to induce the holders to exchange their Convertible Senior Notes for equity (i.e., 1,133,173 Common Shares), based on the closing market price of the Company's Common Stock on the date of the Exchange Agreements.

As a result of the Exchange Agreements, the outstanding aggregate principal amount of the Convertible Senior notes was reduced to $20.0 million.
Total interest expense for the Convertible Senior Notes for the fiscal years ended June 30, 2018, 2017, and 2016 were $3.5 million, $5.5 million and $5.5 million, respectively. Included in interest expense is the amortization of debt issuance costs of $1.7 million ($1.4 million of which related to the accelerated amortization of debt issuance costs associated with the $80.0 million exchange of Convertible Senior Notes in September 2017), $0.7 million and $0.7 million for the fiscal years ended June 30, 2018, 2017, and 2016, respectively.
6.     Share-Based Compensation

Stock Incentive Plan
The Company has a stock incentive plan, the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “Plan”). The Plan was established to promote the long-term financial interests and growth of the Company, by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of the Company's business. The Plan is designed to motivate management personnel by means of growth-related incentives to achieve long-range goals and further the alignment of interests with those of the stockholders of the Company through opportunities for increased stock or stock-based ownership in the Company. Toward these objectives, the Company may grant stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to eligible individuals on the terms and subject to the conditions set forth in the Plan. There have been no significant modifications to the Plan during the fiscal years ended 2018, 2017 or 2016.
The following table summarizes the components of share-based compensation expense in the consolidated statements of comprehensive loss for the fiscal years ended June 30, 2018, 2017 and 2016 (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Research and development	$2,414	$2,600	$2,245
General and administrative	1,610	1,733	1,496
Total share-based compensation expense	$4,024	$4,333	$3,741

Stock Options

Stock option grants provide the right to purchase a specified number of shares of Common Stock from the Company at a specified price during a specified period of time. The stock option exercise price per share is the fair market value of one share of Common Stock on the date of the grant of the stock option and generally have a vesting period of four years.
As of June 30, 2018 there was $10.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. That cost is being recognized over a weighted-average period of 3.5 years.

The weighted average grant date fair value of the stock options granted during the years ended June 30, 2018, 2017 and 2016 was $8.76 per share, $2.21 per share and $1.08 per share, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2018	2017	2016
Expected dividend yield	—%	—%	—%
Expected option term (years)	4.84	5.04	5.03
Expected stock price volatility	70%	63%	58%
Risk-free interest rate	1.72% - 2.89%	1.16% - 2.15%	1.00% - 1.64%

The following table summarizes all stock option activity for the year ended June 30, 2018:

			Weighted
		Weighted	Average Remaining	Aggregate
	Options	Average Exercise	Contractual	Intrinsic Value
	(in thousands)	Price Per Option	Term (Years)	(in thousands)
Options outstanding, beginning of year	2,893	$3.48	3.96	$15,490
Changes during the year:
Granted	1,370	$14.90
Exercised	(586)	$3.86
Expired or forfeited	(128)	$10.19
Options outstanding, end of year	3,549	$7.58	4.43	$57,123
Vested as of June 30, 2018	1,852	$3.47	2.90	$37,420
The total fair value of shares vested during the years ended June 30, 2018, 2017 and 2016 was $43.8 million, $17.0 million and $6.3 million, respectively. The total intrinsic value of stock options exercised during the years ended June 30, 2018, 2017 and 2016 was $7.8 million, $2.6 million and $1.2 million, respectively.
Restricted stock units ("RSU's")

The Company may grant awards of RSU's to eligible individuals. An RSU represents a contractual obligation by the Company to deliver a number of shares of Common Stock equal to the fair market value of the specified number of shares subject to the award, or a combination of shares of Common Stock and cash. Vesting requirements may include performance goals, the attainment of performance goals with continued service, or both. Information regarding the Company's RSU's for the year ended June 30, 2018 is as follows:

Non-Vested Restricted Stock Units	Share Equivalent (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2017	1,500	$2.28
Changes during the period:
Restricted Units Granted	35	8.46
Vested/Exercised	—	—
Non-vested at June 30, 2018	1,535	$2.83

As of June 30, 2018, there was $0.4 million of total unrecognized compensation costs related to the awards. The cost is being recognized over a weighted-average period of 1.57 years. The RSU's vested during fiscal 2018 are currently under litigation and pertain to a former officer of the company. Refer to "Note 15 - Commitments and Contingencies" for more information.

Performance Stock Units ("PSU's")

The Company may grant awards of PSU's to eligible individuals. PSU's are shares of Common Stock that vest based on performance measured against predetermined objectives that could include performance goals, continued employment, or a combination of both over a specified performance period. PSU's may be settled in shares of Common Stock, cash, or both as determined on the settlement date. The following table summarizes the Company's performance-based restricted stock unit activity for the year ended June 30, 2018 is presented below:

Non-Vested Performance Stock Units	Share Equivalent (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2017	—	$—
Changes during the period:
Performance Units Granted	538	7.29
Canceled	—	—
Vested/Exercised	—	—
Non-vested at June 30, 2018	538	$7.29

During Fiscal 2018, performance units were granted to certain key senior officers that are subject to vesting only upon the market price of our underlying public stock closing above a certain price target within four years of the date of grant. The target price must be maintained for a 15-day consecutive trading period. These non-qualified stock options with market related vesting conditions were valued using a Monte Carlo simulation model. Share-based compensation expense for each grant is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the service period of four years.

As of June 30, 2018, there was $3.5 million of total unrecognized compensation costs related to the awards. The cost is being recognized over a remaining weighted-average period of 3.6 years.

7.         Estimated Fair Value of Financial Instruments
Cash equivalents and marketable securities:

	($ in thousands)
June 30, 2018	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$300,865	$—	$—	$300,865
Marketable Securities:
U.S. Treasury Bonds	9,632	—	—	9,632
Certificate of Deposits	5,610	—	—	5,610
U.S. Government Sponsored Agencies	6,749	—	—	6,749
Corporate Debt Securities	4,505	—	—	4,505
Commercial Paper	249	—	—	249
Total	$327,610	$—	$—	$327,610

	($ in thousands)
June 30, 2017	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$36,776	$—	$—	$36,776
Marketable Securities:
U.S. Treasury Bonds	35,062	—	—	35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,344	—	—	18,344
Corporate Debt Securities	32,659	—	—	32,659
Commercial Paper	10,145	—	—	10,145
Total	$148,284	$—	$—	$148,284
(a)The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes
The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of June 30, 2018		As of June 30, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Convertible Senior Notes	$19,763	$89,436	$98,084	$180,950

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

Warrant Liabilities

The Company has determined its warrant liabilities to be a Level 2 fair value measurement and used the Black Scholes valuation model to calculate the fair value. At the measurement dates, the Company estimated the fair value for the warrants based on Black-Scholes valuation model and using the following assumptions:

	June 30, 2018 (2)	June 30, 2017 (1)	June 30, 2017 (2)	February 10, 2017	October 11, 2016
Risk-free interest rate	1.95%	1.14%	1.38%	1.47%	0.87%
Expected remaining term	0.28 years	0.5 years	1.3 years	3.0 years	2.0 years
Expected volatility	60.00%	69.34%	73.85%	71.42%	75.00%
Dividend yield	—%	—%	—%	—%	—%

(1)	Represents the fair value assumptions for the warrants issued in connection with February 10, 2017 stock purchase agreement.

(2)	Represents the fair value assumptions for the warrants issued in connection with October 11, 2016 public offering.

The following table sets forth the warrant activity for the year ended June 30, 2018 ($ in thousands):

	Number of	Estimated Fair Value
(in thousands)	Warrants	Level 2
Fair value - 6/30/2017	18,656	$90,706
Reclassification of warrant liability to equity	(18,206)	(190,369)
Changes in fair market value of warrant liabilities	—	108,636
Fair value - 6/30/2018	450	$8,973

8.        Property and Equipment
Property and equipment consisted of the following at June 30, in thousands:

	Lives
	(Years)	2018	2017
Machinery and equipment	5-10	$11,216	$9,353
Leasehold improvements	7-10	30,657	21,602
Furniture and fixtures	10	1,070	976
Computer equipment	5	3,648	2,875
		46,591	34,806
Accumulated depreciation and amortization		(30,858)	(29,561)
		$15,733	$5,245
Depreciation and amortization expense for the years ended June 30, 2018, 2017, and 2016 was $1.3 million, $0.9 million, and $0.7 million, respectively.

9.         Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following at June 30 (in thousands):

	2018	2017
Trade accounts payable	$24,818	$5,222
Clinical trial accruals	2,110	2,865
Executive severance liabilities	2,388	5,542
Reimbursement for proxy expenses	484	4,505
Contract manufacture organization expenses	—	3,769
Proxy defense-related expenses	—	6,967
Miscellaneous other current liabilities	1,864	2,497
	$31,664	$31,367

10.         Stockholders’ Equity (Deficit)
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
On May 10, 2017, the Company issued in a private placement 1,000,000 shares (the “Preferred Shares”) of the Company’s Series A-1 Convertible Preferred Stock at a price of $125 per share for gross proceeds to the Company of $125.0 million, before deducting fees and expenses (the “Financing”). Each Preferred Share will be convertible into 23.10536 shares of common stock (or an aggregate of 23,105,348 shares of common stock). The conversion price per share of common stock is $5.41. For fiscal year ended June 30, 2018 the Company had no preferred stock outstanding.
Following the June 29, 2017 Special Meeting and filing the Charter Amendment with the State of Delaware, the Company had authorized a sufficient number of unreserved shares of common stock to permit the exchange of the Preferred Shares. On July 31, 2017, the Company filed a registration statement on Form S-3 to register for resale the 23,105,348 shares of the Company's common stock issuable upon the exchange of the Series A-1 Convertible Preferred Stock. The Preferred

Shares converted to shares of common stock on August 24, 2017. The registration statement was declared effective on September 19, 2017.
Common Stock
During June 2018, the Company announced that it had closed on a public offering of 13,225,000 shares of the Company's common stock. Refer to "Note 1 - Business Overview" for additional information.
On February 10, 2017, in connection with the execution of a License Agreement, the Company entered into the Securities Purchase Agreement (“SPA”) with Seattle Genetics. Under the SPA, Seattle Genetics purchased 3,000,000 shares (the “Common Shares”) of the Company’s common stock at a price of $4.90 per share, for aggregate proceeds of $14.7 million. Concurrently with the sale of the Common Shares, pursuant to the SPA, the Company also agreed to issue the three-year warrant to purchase an aggregate of 8,655,804 shares of common stock. On July 31, 2017, the Company filed a registration statement on Form S-3 to register the 3,000,000 shares of Company’s common stock and 8,655,804 shares of common stock issuable upon the exercise of the warrants (in addition to the shares issuable upon the conversion of our Series A-1 Convertible Preferred Stock, as discussed above). The warrant became exercisable for cash on February 16, 2017 and expired on January 31, 2018. The warrant was issued on February 16, 2017 and was originally exercisable until February 10, 2020. On the date of issuance, the fair value of these warrants was determined to be $22.3 million. The difference between such fair value and the proceeds of $14.7 million has been recognized as an expense and presented in the consolidated statement operations as a “warrant related expense.” On May 4, 2017, the Company and Seattle Genetics entered into the Termination Agreement, pursuant to which the Company and Seattle Genetics relinquished their respective rights under the License Agreement and agreed to amend the terms of the warrant to amend the expiration date from February 10, 2020 to December 31, 2017. On December 5, 2017, Seattle Genetics exercised the Warrants they held in full to acquire 8,655,804 shares of Common Stock for an aggregate purchase price of $42.4 million.

On October 11, 2016, the Company completed an underwritten public offering of 10 million shares of its common stock and accompanying warrants to purchase 10 million shares of common stock at a purchase price of $3.00 per unit, comprising of one share of common stock and one warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.6 million, respectively after deducting the underwriting discounts and commissions and estimated expenses related to the offering payable. The warrants became exercisable nine months following the date of issuance and will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. On the date of issuance, the fair value of these warrants was determined to be $7.3 million and recognized as a liability. The warrants under certain situations require cash settlement by the Company. During fiscal 2018 there were 9,550,000 warrants were exercised. The fair value of the 9,550,000 exercised warrants increased $102.1 million from June 30, 2017 to the dates of exercise which has been recognized in the accompanying consolidated statements of comprehensive loss. As of June 30, 2018 there were 450,000 warrants outstanding.

11.         Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	Currency	Net Unrealized Gains	Accumulated Other
	Translation	(Losses) on Available-	Comprehensive
	Adjustments	for-Sale Securities	(Loss) Income
Balance at June 30, 2015	$(173)	$12	$(161)
Other comprehensive income before reclassifications	1	30	31
Amounts reclassified from accumulated other comprehensive (loss)(a)	—	(2)	(2)
Net other comprehensive income for the year	1	28	29
Balance at June 30, 2016	(172)	40	(132)
Other comprehensive loss before reclassifications	(62)	(125)	(187)
Amounts reclassified from accumulated other comprehensive income(a)	—	16	16
Net other comprehensive loss for the year	(62)	(109)	(171)
Balance at June 30, 2017	(234)	(69)	(303)
Other comprehensive income before reclassifications	(105)	55	(50)
Amounts reclassified from accumulated other comprehensive income (loss)(a)	—	—	—
Net other comprehensive (loss) income for the year	(105)	55	(50)
Balance at June 30, 2018	$(339)	$(14)	$(353)

(a)
For the fiscal years ended June 30, 2018, 2017 and 2016, zero, $16 thousand and $2 thousand, respectively, were reclassified from accumulated other comprehensive (loss) income to interest and other income, respectively.

All components of accumulated other comprehensive (loss) income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

12.         Income Taxes
The expense (benefit) for income taxes is as follows (in thousands):

	Year Ended June 30,
	2018	2017	2016
Federal
Current	$—	$—	$—
Deferred	—	—	—
Total Federal	—	—	—
State
Current	2	2	(5,054)
Deferred	—	—	—
Total State	2	2	(5,054)
Foreign
Current	154	19	—
Deferred	—	—	—
Total Foreign	154	19	—
Total Expense (Benefit)	$156	$21	$(5,054)

A reconciliation of the statutory tax rates and the effective tax rates for each of the years ended June 30 is as follows:

	2018	2017	2016
Statutory rate	(28.0)%	(34.0)%	(34.0)%
Foreign income tax	—%	—%	—%
Change in valuation allowance	21.1%	21.9%	30.4%
State income taxes, (net of federal tax benefit)	(4.3)%	(4.8)%	(2.8)%
Permanent differences, (primarily warrant-related expenses)	11.3%	15.3%	—%
Other	—%	1.6%	(1.6)%
Effective rate	0.1%	—%	(8.0)%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets as of June 30, 2018 and 2017 are presented below (in thousands):

	2018	2017
Deferred tax assets:
NOL carry forwards	$90,931	$134,476
Research and development credits	17,730	14,357
Property and equipment	—	3,406
Liability related to sale of future royalties	49,235	—
Other	3,489	7,335
Total	161,385	159,574
Valuation allowance	(160,540)	(159,574)
Net deferred assets	$845	$—
Deferred tax liabilities:
Property and equipment	$(845)	$—
Net deferred assets and liabilities	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for fiscal years 2018 and 2017 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the temporary differences from depreciation and stock compensation expenses, and deferred book income that is realized for tax.

At June 30, 2018, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $370.4 million and for state income tax reporting purposes of approximately $184.9 million, which expire at various dates between fiscal 2019 and 2037.

At June 30, 2018, the Company did not have any material unrecognized tax benefits and the Company does not anticipate that its unrecognized tax benefits will significantly change in the next twelve months. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the Consolidated Statements of Comprehensive Loss in any future periods in which the Company must record a liability. The Company is subject to examination for United States Federal and Foreign tax purposes for 2013 and forward and for New Jersey 2014 and forward. The Company conducts business and files tax returns in New Jersey.

For fiscal year 2016, the Company sold certain State of New Jersey State Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. Pursuant to such sale, for the year ended June 30, 2016, the Company recorded a tax benefit of $5.1 million, as a result of its sale of approximately $66.2 million, of New Jersey State NOL and $1.5 million of New Jersey R&D tax credits. There were no sales of NOL or R&D for the 2018 or 2017 fiscal years.

On December 22, 2017, the United States government enacted the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act), The Act reduces the United States federal corporate income tax rate from 35% to 21%. In accordance with ASC 740, companies are required to re-measure deferred tax balances using the new enacted tax rates. The rate change is administratively effective at the beginning of the Company’s fiscal year, resulting in a blended corporate statutory tax rate for fiscal 2018 of 28.0%. As a result of the reduction in the United States corporate income tax rate, the Company revalued its net deferred tax assets resulting in a provisional tax expense of $59.5 million. However, this adjustment was offset by a related change in the valuation allowance. The 2017 Tax Act also imposed a tax for a one-time deemed repatriation of post-1986 unremitted foreign E&P through the year ended December 31, 2017. The Company did not record any provisional tax expense related to the deemed repatriation as it does not expect to have any undistributed foreign earnings. The Global Intangible Low-tax Income (GILTI) provisions of the 2017 Tax Act require the Company to include in its United States income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it may be subject to incremental United States tax on GILTI income beginning in 2018. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the period ended June 30, 2018

In response to the Tax Act, the Securities and Exchange Commission (“SEC”) staff issued a Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts while the accounting impact of the Tax Act is still under analysis, not to extend beyond the measurement period of one year from the enactment of the Tax Act. The provisional amounts disclosed in the Company’s footnotes were based on the its present interpretations of the 2017 Tax Act and current available information, including assumptions and expectations about future events, such as its projected financial performance, and are subject to further refinement as additional information becomes available (including the Company’s actual full fiscal 2018 results of operations, as well as potential new or interpretative guidance issued by the FASB or the Internal Revenue Service and other tax agencies) and further analyses are completed.  The Company continues to analyze the changes in certain income tax deductions, assess calculations of earnings and profits in certain foreign subsidiaries, including if those earnings which are held in cash or other assets and gather additional data to compute the full impacts on the Company’s deferred and current tax assets and liabilities. Our calculation of the transition tax may be subject to further refinement as more information is gathered from our foreign subsidiaries and estimates used in the calculation are resolved.

13.         Related Party Transactions
On January 8, 2018 Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee. Between May 5, 2017 and January 7, 2018 Mr. Rosenberg was engaged by the Company as an independent consultant pursuant to a consulting agreement between the Company and Mr. Rosenberg’s consulting company, M Rosenberg BioPharma Consulting LLC. The Company paid M Rosenberg BioPharma Consulting LLC $555,099 during this time and Morris Rosenberg was also granted stock options to purchase 45,000 shares of the Company's common stock pursuant to the Immunomedics, Inc. 2014 Long-Term Incentive Plan. From January 8, 2018 through June 30, 2018, the Company paid M Rosenberg BioPharma $839,631 for services agreed upon prior to Mr. Rosenberg becoming a full-time employee. As part of his employment contract, 50% of the 45,000 shares granted to Mr. Rosenberg as a consultant were forfeited, the remaining 50% continue to vest. Mr. Rosenberg received 27,027 stock options and 77,362 PSUs and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC based on certain restrictions outlined in the contract. Additionally, during his employment period, except with the prior written consent of the Board, Mr. Rosenberg is not permitted to enter into any contract, agreement or other transaction arrangement to provide goods and or services to the Company through M Rosenberg BioPharma Consulting LLC.

14.         Collaboration Agreements

AstraZeneca/MedImmune

In June 2018, the Company entered into a clinical collaboration with AstraZeneca and its global biologics research and development arm, MedImmune, to evaluate in Phase 1/2 studies the safety and efficacy of combining AstraZeneca’s Imfinzi® (durvalumab), a human monoclonal antibody directed against PD-L1, with sacituzumab govitecan as a frontline treatment of patients with triple-negative breast cancer (“TNBC”) and UC.

Part one of the two-part Phase 1/2 studies will be co-funded by the two companies. Immunomedics will supply the study drug and AstraZeneca will utilize its existing clinical trial infrastructure to accelerate the enrollment of the sacituzumab govitecan and durvalumab combination. The trial design allows for rapid transition into randomized Phase 2 studies should the first part of these studies show promising data and the companies agree to proceed based on efficacy and safety results obtained.

The collaboration terminates thirty days following the expiration of the study periods end-date. Either party may early terminate the collaboration by providing thirty days written notice.
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

15.         Commitments and Contingencies
a. Employment Agreements
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

On November 2, 2017, a stipulation and agreement of settlement, compromise, and release (the “Settlement Agreement”) (see below) was entered into between Dr. Goldenberg and other parties as described below. Effective immediately upon execution of the Settlement Agreement, Dr. Goldenberg resigned from all officer and other positions of the Company and all director, officer and other positions at any of the Company’s affiliates (other than Dr. Goldenberg’s position as a member of the board of directors of IBC Pharmaceuticals, the Company’s majority owned United States subsidiary). The Settlement Agreement provides that Dr. Goldenberg will abide by all post-termination covenants and obligations contemplated by the Amended and Restated Goldenberg Agreement. In exchange for a release of claims as required by the Amended and Restated Goldenberg Agreement and subject to compliance with the terms of the Settlement Agreement, Dr. Goldenberg is entitled to (i) termination payments in accordance with the Amended and Restated Goldenberg Agreement for a termination without Good Cause after a Change in Control, (ii) accelerated vesting or extension of exercise period for equity awards already earned, pursuant to the Amended and Restated Goldenberg Agreement, (iii) COBRA payments, and (iv) royalties or payment in accordance with existing agreements. The foregoing cash payments, which the Company has paid pursuant to the terms of the

Settlement Agreement, accumulated to approximately $2.4 million. Additionally, certain restricted stock units and performance stock units that accelerated or otherwise became vested as set forth in the Settlement Agreement were settled in accordance with the terms of applicable award agreements. An additional cash payment of approximately $1.8 million is in dispute and the vesting of a grant of 1,500,000 Restricted Stock Units to Dr. Goldenberg under the terms of the Amended and Restated Goldenberg Agreement, is also in dispute.

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

The Parties to the Settlement Agreement have agreed to arbitrate this dispute. The Company has agreed to pay in full the arbitrator in such arbitration as well as reasonable attorneys’ fees and expenses incurred by Dr. Goldenberg and Ms. Sullivan in connection with any such arbitration, up to a maximum amount of $650,000 combined. As of June 30, 2018, $260,177 of expenses have been incurred regarding such arbitration.

b. Legal Matters
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

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntary dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018 and the motion was fully briefed as of April 4, 2018.  Oral argument has not yet been scheduled.

Stockholder Derivative Action in the Superior Court of New Jersey

On October 3, 2016, plaintiff commenced an action captioned Rosenfeld v. Goldenberg, et al., No. L-2200-16, alleging the same underlying facts and circumstances as in the pending federal securities class action, the Fergus matter. Specifically, this action concerns the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 ASCO conference in Chicago, Illinois. The complaint alleges that these statements were false and misleading in light of the June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaint further alleges that these statements resulted in artificially inflated prices for our common stock, and that certain directors and officers of the Company breached their fiduciary duties to the Company. In addition to monetary damages, the complaint seeks to require the Company to reform its corporate governance and internal procedures. Service was effectuated on all defendants on April 7, 2017. Defendants moved to dismiss the complaint on June 19, 2017. In lieu of responding, an amended complaint was filed on October 13, 2017. John Neff was substituted for plaintiff Seymour Rosenfeld in the amended complaint. The Company filed a motion to dismiss the amended complaint on December 4, 2017 and the Court granted the motion to dismiss without prejudice by order dated March 29, 2018.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual

Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. Goldenberg, Ms. Sullivan and Mr. Brian A. Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio the Company and Greenhill entered into the Greenhill Term Sheet. Pursuant to the Settlement Agreement, if the Court of Chancery approves the settlement, all claims that were asserted by venBio against the Individual Defendants or Greenhill in the venBio Action will be released. On May 24, 2018 the remaining parties to the venBio Action participated in a mediation of the claims against Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh. The mediation was unsuccessful. Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh have submitted motions to dismiss the claims against them in the venBio Action, which remain pending in the Court of Chancery.

c. Directors and Officers Liability Insurance
The Company has filed claims with its insurance providers for various expenses incurred through June 30, 2017 for proxy defense-related expenses and reimbursement amounts payable to venBio for fees and expenses incurred by venBio in connection with the proxy contest between venBio and the Company.
d. Other matters:
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

e. Operating Leases

As of June 30, 2018, future minimum lease commitments under noncancelable operating leases were as follows (in thousands):

2019	$2,447
2020	$1,477
2021	$1,523
2022	$1,547
2023	$1,575
Thereafter	$12,062

Rental expense was approximately $1.3 million, $0.9 million and $0.8 million for fiscal years ended June 30, 2018, 2017, and 2016, respectively.
f. Purchase Obligations
We have several commitments primarily to purchase consulting services and manufacturing services totaling $10.7 million in 2019.

16.         Geographic Segments
Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for cancer and other serious diseases, and it currently reports as a single industry segment. Immunomedics conducts its research and development activities primarily in the United States Immunomedics marketed and sold LeukoScan® throughout Europe and in certain other countries outside the United States The Company discontinued the sale of LeukoScan® during the third quarter of 2018 to focus on its ADC business.

The following table presents financial information based on the geographic location of the facilities of Immunomedics as of and for the years ended (in thousands):

	June 30,
	2018	2017
Total assets:
United States	$662,519	$161,484
Europe	1,654	1,089
Total	$664,173	$162,573

	June 30,
	2018	2017
Property and equipment, net:
United States	$15,649	$5,166
Europe	84	79
Total	$15,733	$5,245

	June 30,
	2018	2017	2016
Revenues:
United States	$655	$648	$972
Europe	1,501	2,443	2,261
Total	2,156	3,091	3,233

(Loss) income before taxes:
United States	(274,260)	(153,348)	(63,688)
Europe	529	103	(502)
Total	$(273,731)	$(153,245)	$(64,190)

17.         Defined Contribution Plans
United States employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $120 thousand, $104 thousand and $99 thousand for the years ended June 30, 2018, 2017 and 2016, respectively.

18.         Quarterly Results of Operations (Unaudited)
The following table present summarized unaudited quarterly financial data:

	Three Months Ended
(In thousands, except for per share amounts)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Consolidated Statements of Comprehensive Loss Data:
Revenues	$387	$482	$597	$690
Net loss attributable to Immunomedics, Inc. stockholders	$(117,032)	$(35,546)	$(2,514)	$(118,745)
Loss per common share attributable to Immunomedics Inc. stockholders – (basic and diluted)	$(0.68)	$(0.21)	$(0.02)	$(0.97)
Weighted average shares used to calculate loss per common share – (basic and diluted)	171,124	166,054	154,487	122,550

	Three Months Ended
(In thousands, except for per share amounts)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Consolidated Statements of Comprehensive Loss Data:
Revenues	$642	$1,323	$384	$742
Net loss attributable to Immunomedics, Inc. stockholders	$(53,255)	$(59,306)	$(24,447)	$(16,198)
Loss per common share attributable to Immunomedics Inc. stockholders – (basic and diluted)	$(0.48)	$(0.56)	$(0.25)	$(0.18)
Weighted average shares used to calculate loss per common share – (basic and diluted)	109,891	107,840	104,657	95,884

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures:
Disclosure Controls and Procedures:  We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these disclosure controls and procedures and as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer believe that these procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of June 30, 2018.
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
Item 9B.  Other Information

None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Nominees for Directors,” “Executive Officers,” “Director Experience, Qualifications, Attributes and Skills,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Business Ethics and Compliance,” and “Committees of the Board,” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan Based Awards in Fiscal Year 2018,” “Outstanding Equity Awards at Fiscal Year-End 2018 Table,” “Fiscal Year 2018 Option Exercises and Stock Vested Table,” “Employment Contracts, Termination of Employment and Change in Control Agreements” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information with respect to our compensation plans under which equity compensation is authorized as of June 30, 2018.

Plan Category	Number of securities to be issued upon vesting of restricted shares and exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grant under equity compensation plans
Equity compensation plans approved by security holders(1)	5,621,438	$7.15	8,643,548
Equity compensation plans not approved by security holders	—	—	—
Total	5,621,438	$7.15	8,643,548

(1)	Refers to Immunomedics, Inc. 2014 Long-Term Incentive Plan.
Other information required by this item is incorporated in this Annual Report on Form 10-K by reference contained in our definitive proxy statement for our 2018 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions,” “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, which we intend to be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services.
This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2018 annual meeting of stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:
1.	Consolidated Financial Statements:
Consolidated Balance Sheets – June 30, 2018 and 2017
Consolidated Statements of Comprehensive Loss for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm – KPMG LLP
2.	Financial Statement Schedule:
none.
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

10.1
Amended and Restated License Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated December 11, 1990, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 effective July 24, 1991 (Commission File No. 33-41053). (P)

10.2
Amendment, dated March 13, 1995, to the Amended and Restated License Agreement among the Company, David M. Goldenberg and the Center for Molecular Medicine and Immunology, Inc., dated December 11, 1990, incorporated by reference from the Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

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

10.6
Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from the Exhibits to the Company’s Registration Statement on Form S-2 (Commission File No. 33-44750), effective January 30, 1992. (P)

10.7
First Addendum, dated May 5, 1993, of the Lease Agreement with Baker Properties Limited Partnership, dated January 16, 1992, incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

10.37 †	Termination Agreement, dated May 4, 2017, between the Company and Seattle Genetics, Inc.
10.38	Form of Exchange Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on September 15, 2017.
10.39 †
Development and License Agreement, dated as of February 10, 2017, by and between the Company and Seattle Genetics, Inc., incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q/A, as filed with the Commission on September 18, 2017.

10.40 †
Master Services Agreement, dated as of July 3, 2017, by and between the Company and Covance, Inc., incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on November 9, 2017.

10.41 †
Work Order, dated as of July 3, 2017, by and between the Company and Covance, Inc., incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on November 9, 2017.

10.42
Stipulation and Agreement of Settlement, Compromise, and Release, dated November 2, 2017, by and among the Company, venBio Select Advisor LLC, Dr. David M. Goldenberg, Cynthia L. Sullivan, Brian A. Markison, Greenhill & Co., Inc., and Greenhill & Co., LLC., incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on November 8, 2017.

10.43	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, as filed with the Commission on December 6, 2017.
10.44 #
Executive Employment Agreement, dated as of November 8, 2017, between the Company and Michael Pehl, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on February 8, 2018.

10.45 #
Incentive Stock Option Grant, dated as of December 7, 2017, between the Company and Michael Pehl, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on February 8, 2018.

10.46 #
Nonqualified Stock Option Grant, dated as of December 7, 2017, between the Company and Michael Pehl, incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on February 8, 2018.

10.47 #
Executive Employment Agreement, dated as of November 8, 2017, between the Company and Brendan Delaney, incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on February 8, 2018.

10.48 #
Incentive Stock Option Grant, dated as of November 10, 2017, between the Company and Brendan Delaney, incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on February 8, 2018.

10.49 †
Funding Agreement, dated as of January 7, 2018, between the Company and RPI Finance Trust, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on May 9, 2018.

10.50
Common Stock Purchase Agreement, dated as of January 7, 2018, between the Company and RPI Finance Trust, incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on May 9, 2018.

10.51 #
Executive Employment Agreement, dated as of March 27, 2018, between the Company and Robert Iannone, incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on May 9, 2018.

10.52 #
Incentive Stock Option Grant, dated as of April 9, 2018, between the Company and Robert Iannone, incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on May 9, 2018.

10.53 #
Nonqualified Stock Option Grant, dated as of April 9, 2018, between the Company and Robert Iannone, incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on May 9, 2018.

10.54 #
Nonqualified Stock Option Grant, dated as of April 9, 2018, between the Company and Robert Iannone, incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on May 9, 2018.

10.55 ±*	Letter Agreement, dated as of July 6, 2018, by and between the Company and BSP Pharmaceuticals S.p.A.
10.56 ±*	License Agreement, dated as of April 4, 2018, by and between the Company and The Scripps Research Institute
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Annual report on Form 10-K for the fiscal year ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*            Filed herewith.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†           Confidential treatment has been granted for certain portions of this exhibit.

±
Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

P    Paper copy only.
(Exhibits available upon request)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: August 23, 2018	By:	/s/Michael Garone
Michael Garone
Chief Financial Officer (Principal Financial Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dr. Behzad Aghazadeh	Chairman of the Board, Director	August 23, 2018
Dr. Behzad Aghazadeh

/s/Dr. Khalid Islam	Director	August 23, 2018
Dr. Khalid Islam

/s/Scott Canute	Director	August 23, 2018
Scott Canute

/s/Peter Barton Hutt	Director	August 23, 2018
Peter Barton Hutt

/s/Michael Pehl	Chief Executive Officer, Director	August 23, 2018
Michael Pehl	(Principal Executive Officer)

/s/Michael Garone	Chief Financial Officer (Principal	August 23, 2018
Michael Garone	Financial and Accounting Officer)