Form 10-K/A
period 2018-06-30
IMMUNOMEDICS INC
filed 2018-08-24
CIK 722830

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
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

EXPLANATORY NOTE

The signed consent of KPMG LLP, the Company’s independent registered public accounting firm, was delivered prior to the filing of the Form 10-K for the year ended June 30, 2018, originally filed on August 23, 2018 (the “Original Filing”); however, the conformed signature was inadvertently omitted from the version of the consent filed via EDGAR. This amendment is being filed to include the conformed signature.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Amendment:
1.	Consolidated Financial Statements:
The following documents were previously filed with the SEC on August 23, 2018 as part of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which is being hereby amended.
Consolidated Balance Sheets — June 30, 2018 and 2017
Consolidated Statements of Comprehensive Loss for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm — KPMG LLP
2.	Financial Statement Schedule:
The following documents were previously filed with the SEC on August 23, 2018 as part of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which is being hereby amended.
Schedule II — Valuation and Qualifying Reserves
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

10.37 †

Termination Agreement, dated May 4, 2017, between the Company and Seattle Genetics, Inc., incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Commission on August 16, 2017.

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

10.55 ±**	Letter Agreement, dated as of July 6, 2018, by and between the Company and BSP Pharmaceuticals S.p.A.

10.56 ±**	License Agreement, dated as of April 4, 2018, by and between the Company and The Scripps Research Institute.

21.1**	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm — KPMG LLP.

31.1**	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from the Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on August 23, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*                           Filed herewith.

**                    Previously filed with the Original Filing.

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

IMMUNOMEDICS, INC.

Date: August 24, 2018	By:	/s/ MICHAEL PEHL
Michael Pehl
Chief Executive Officer (Principal Executive Officer)