Form 10-K/A
period 2018-06-30
IMMUNOMEDICS INC
filed 2018-10-29
CIK 722830

`UNITED STATES
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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2017 was $2,606,095,987. The number of shares of the registrant’s common stock outstanding as of October 25, 2018 was 190,019,435.

Documents Incorporated by Reference:

None.

In this Form 10-K/A, we use the words “Immunomedics, Inc.” to refer to Immunomedics, Inc., a Delaware corporation, and we use the words “Company,” “Immunomedics,” "we,” “us” and “our” to refer to Immunomedics, Inc. and its subsidiaries.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2017 (the “Original Filing”), Immunomedics, Inc. provided certain information required by Items 10 through 14 of Part III of the Original Filing by incorporating by reference portions of the definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders or an amendment to the Original Filing, pursuant to General Instruction G of Form 10-K. The Company is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to timely provide such Part III information and to amend the section of the cover page captioned “Documents Incorporated by Reference” to read “None”. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), the cover page, Part III and Part IV of the Original Filing, as amended on Form 10-K/A filed on August 24, 2018 (“Amendment No. 1”), have been amended and restated in their entirety.

Except as otherwise noted, information included in this Amendment No. 2 is stated as of June 30, 2018 and does not reflect any subsequent information or events.

As required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

Directors

Dr. Behzad Aghazadeh
Principal occupation: Managing Partner and Portfolio Manager, venBio Select Advisor, LLC, a SEC registered investment manager, since 2011. Chairman of the Board of Directors, Immunomedics, Inc., since April 2017.

Age: 47	Prior business experience:
Director: Since March 2017	· Partner and Senior Analyst at Sio Capital Management from 2009 to 2011.
Executive Committee	· Vice President and Senior Analyst at Bernstein Value Equities from 2006 to 2009.

·                  From 2000 to 2006, Dr. Aghazadeh was in the healthcare practice of Booz Allen (now a unit of PricewaterhouseCoopers), where he led major strategic and operational initiatives for pharmaceutical and biotechnology clients.

Scott Canute	Principal occupation: Principal and Founder of Magis Consulting, LLC, since July 2012.
Age: 58	Prior business experience:
Director: Since March 2017	· President of Global Manufacturing and Corporate Operations of Genzyme from 2010 until 2011.
Executive Committee
Audit Committee Compensation Committee (Chair)	· President, Global Manufacturing Operations of Eli Lilly and Company from 2004 to 2007.
Governance and Nominating Committee Research & Development Committee
Public company directorships: Mr. Canute has served on the Boards of Directors of Akebia Therapeutics since August 2016, Proteon Therapeutics since July 2015 and Flexion Therapeutics since March 2015. He previously served as a Technology Advisory Board Member of Moderna Therapeutics from August 2013 to January 2016. Mr. Canute also served on the Boards of Directors of Allocure, Inc. from October 2012 to October 2014, Inspiration Biopharmaceuticals, Inc. from September 2012 to September 2013 and Oncobiologics Inc. from October 2011 to April 2018.

Peter Barton Hutt	Principal occupation: Senior Counsel of Covington & Burling, LLP, since 1975.
Age: 83	Prior business experience:
Director: Since March 2017	· Chief Counsel for the Food and Drug Administration from 1971 to 1975.
Executive Committee Compensation Committee Governance and Nominating Committee (Chair)
Public company directorships: Mr. Hutt has served on the Boards of Directors of Flex Pharma, Inc. since 2014; Seres Therapeutics, Inc. from 2013 to 2017; Moderna Therapeutics, Inc. from 2012 to present; Selecta Biosciences, Inc. since 2010; Concert Pharmaceuticals, Inc. since 2007; LifeLine Screening Holdings, LLC from 2006 to present; Seventh Sense, Inc. from 2008 to present; Proterris Inc. from 2013 to present; Critical Path Institute from 2015 to present; Academy of Food Law and Policy, Inc. from 2015 - present; Placon Therapeutics from 2016 to present; Whole Biome, Inc. from 2016 to present; CoLabs International Corp. from 2018 to present; Institute for Health Policy Analysis from 1989 to present; Med Data Foundation from 2000 to present; and Q Therapeutics, Inc. since 2002.

He previously served on the Boards of Directors of DBV Technologies S.A. from 2009 to 2015; NanoMedical Systems, Inc. from 2007 to 2015; and Momenta Pharmaceuticals, Inc. from 2001 to 2014; Suneva Medical, Inc. from 2014 to 2018; Living Proof, Inc. from 2007 to 2017; Xoma Corporation from 2005 to 2017; Foundation for Biomedical Research from 1983 - 2016; California Healthcare Institute from 1996 - 2015; Aeras Global TB Vaccine Foundation from 2006 - 2015; BIND Biosciences, Inc. from 2008 - 2016; Blend Biosciences, Inc. from 2011 - 2016; Axcella Health Inc. from 2014 - 2018; Rubius Therapeutics, Inc. from 2014 - 2018; Epiva Therapeutics, Inc. from 2015 - 2016; Kaleido Biosciences, Inc. from 2015 - 2018; California Life Sciences Association from 2016 - 2017; and Keck Graduate Institute from 2007 to 2013.

Dr. Khalid Islam
Principal occupation: Managing Director of Life Sciences Management GmbH, since 2014; Co-Founder and Partner of Sirius Healthcare Partners GmbH, a Swiss life sciences company, in 2009; Founder of PrevABR LLC, an American clinical-stage therapeutics company, in 2010.

Age: 62	Prior business experience:
Director: Since March 2017	· Chairman and Chief Executive Officer of Gentium S.p.A., from 2009 until 2014. · Advisor to Kurma Biofund (Paris), a venture group. · President and Chief Executive Officer of Arpida AG.
Executive Committee (Chair) Audit Committee (Chair) Compensation Committee Governance and Nominating Committee Research & Development Committee (Chair)
Public company directorships: Dr. Islam has served as Chairman of the Boards of Directors of Minoryx Therapeutics since 2016 and Fennec Pharma, Inc. since 2014. Dr. Islam previously served as Chairman of the Boards of Directors of PCovery Aps from 2011 to 2015 and C10 Pharma A/S from 2010 to 2014, and was a member of the Board of Directors of Molmed SpA from 2014 to 2016 of Oxthera AB from 2014 to 2017 and Karolinska Development from 2015 to 2017.

Michael Pehl	Principal occupation: President and Chief Executive Officer of Immunomedics, Inc.
Age: 54	Prior business experience:
Director: Since 2017	· General Manager Germany, Vice President Central Europe, Head of Hematology Europe, Head of Global Marketing and President of Hematology & Oncology at Celgene Corporation.
· Several Commercial leadership positions in oncology, rheumatology and nephrology in Germany and Switzerland for Amgen.

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

Scott Canute, has more than 35 years of experience in the biopharmaceutical industry, having served as President, Global Manufacturing and Corporate Operations at Genzyme Corporation and previously as President of Global Manufacturing Operations at Eli Lilly and Company.

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

Dr. Khalid Islam, has over 30 years of experience in the pharmaceutical and biotechnology industry and currently serves as the Managing Director of Life Sciences Management GmbH. He also co-founded Sirius Healthcare Partners, a Swiss life sciences company, and PrevABR LLC, an American clinical-stage therapeutics company. Dr. Islam also previously served as Chairman and CEO of Gentium S.p.A., a Nasdaq-listed pharmaceutical company.

Michael Pehl, has more than 20 years of experience in hematology and oncology and has launched multiple blockbuster drugs in that space including Revlimid, Pomalyst, and Abraxane. Prior to joining Immunomedics in December 2017, Mr. Pehl spent 11 years at Celgene Corporation, serving as General Manager Germany, Vice President Central Europe, Head of Hematology Europe and subsequently as Head of Global Marketing and finally as President of Hematology & Oncology. Previously, Mr. Pehl served 14 years at Amgen, Inc., where he held various commercial leadership positions in oncology, rheumatology and nephrology in Germany and for Amgen Europe in Switzerland. Mr. Pehl received a Diploma in Molecular Biology from Ludwig-Maximilians-University Munich, Germany.

Executive Officers

The following table sets forth certain information regarding our executive officers as of October 29, 2018.

Name	Age	Position(s) with the Company
Michael Pehl	54	President and Chief Executive Officer
Usama Malik	44	Chief Business Officer and interim Chief Financial Officer
Dr. Robert Iannone	51	Head of Research & Development and Chief Medical Officer
Dr. Morris Rosenberg	59	Chief Technology Officer
Brendan P. Delaney	43	Chief Commercial Officer
Kurt Andrews	49	Chief Human Resources Officer
Jared Freedberg	50	General Counsel

Michael Pehl was appointed as the Company's President and Chief Executive Officer in December 2017. Previously, he spent 11 years at Celgene Corporation serving as President of Hematology & Oncology from 2016 to 2017, Head of Global Marketing from 2013 to 2016, Head of Hematology Europe from 2009 to 2013, Vice President Central Europe from 2008 to 2009, and General Manager Germany from 2006 to 2008. Prior to that, Mr. Pehl served 14 years at Amgen, Inc., where he held various commercial leadership positions in oncology, rheumatology and nephrology in Germany and for Amgen Europe in Switzerland. Mr. Pehl received a Diploma in Molecular Biology from Ludwig-Maximilians-University Munich, Germany.

Usama Malik has served as the Company’s Chief Business Officer since August 2017 and was appointed the Company's Interim Chief Financial officer in August 2018. Prior to joining the Company, Mr. Malik was the founder and managing partner of InnoAction Advisory Services, a boutique advisory firm with clients in the pharmaceutical and medical technologies fields, since January 2013. Prior to InnoAction, Mr. Malik was part of Senior Management at Bridgewater Associates from December 2011 to December 2012 and served as the Global Vice President of Strategy and Innovation at Pfizer from November 2007 through November 2011. Previously, Mr. Malik served in leadership roles at strategy consulting firms including Booz & Co. and KPMG Consulting, advising executive teams and boards on corporate strategy, finance, and business transformation opportunities.

Dr. Robert Iannone has served as the Company's Head of Research & Development and Chief Medical Officer since March 2018 Prior to joining the Company, Dr. Iannone was employed at AstraZeneca from July 2014 to April 2018 in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development and the Global Products Vice President. Prior to AstraZeneca, Dr. Iannone held roles of from 2004 to 2017 with increasing responsibility at Merck culminating in his role as Executive Director and Section Head of Oncology Clinical Development. Dr. Iannone is a pediatrician and pediatric hematologist-oncologist. Dr. Iannone graduated with a B.S. from The Catholic University of America (’89) as a Cardinal Gibbons Scholar from Yale Medical School (’94).

Dr. Morris Rosenberg has served as the Company's Chief Technology Officer since January 2018. Prior to joining the Company, Dr. Rosenberg provided consulting services across the Biotechnology industry in process development and biologics manufacturing from June 2012 to January 2018. Prior to his consulting, Dr. Rosenberg held various roles with Seattle Genetics, most recently as the Executive Vice President, Process Sciences from February 2009 to June 2012 and prior was the Sr. Vice President of Development from October 2004 to February 2009. Dr. Rosenberg holds a D.Sc. in Chemical Engineering from Washington University in St. Louis. He also holds both a M.S and a B.S. in Chemical Engineering from Washington University in St. Louis.

Brendan Delaney has served as the Company's Chief Commercial Officer since November 2017. Prior to joining the Company, Brendan was employed at Celgene from March 2011 to November 2018, most recently holding the role of Vice President, U.S. Commercial Hematology/Oncology. Prior roles at Celgene include Vice President, Global Marketing, Hematology and Executive Director, Global Marketing, Multiple Myeloma Franchise. Before joining Celgene in 2011, he was the Director of the Global Chronic Myeloid Leukemia (CML) Franchise at Novartis Oncology. From 2006 to 2011, Brendan held a variety of commercial positions at Novartis Oncology, including serving as U.S. Marketing Lead for the launch of Afinitor in Renal Cell Carcinoma. Brendan received his B.S. in biological sciences from Rutgers University and his M.B.A. in finance from The Stern School of Business at New York University.

Kurt Andrews has served as the Company's Chief Human Resources Officer since September 2018. Mr. Andrews was Sr. Vice President, Human Resources at Amicus Therapeutics from February 2016 to July 2018. Prior to Amicus, Mr. Andrews was the Vice President, Human Resources at Valeritas, Inc. from July 2013 to February 2016. Mr. Andrews holds a M.A. degree from the School of Labor and Employment Relations and a B.A. degree from the College of Liberal Arts and Sciences at University of Illinois at Urbana-Champaign.

Jared Freedberg has served as the Company's General Counsel since September 2018. Prior to joining the Company, Mr. Freedberg was Vice President, Legal at Mallinckrodt from December 2016 to September 2018. Prior to Mallinckrodt, Mr. Freedberg was the Vice President, Business Development and Strategy at Covance from November 2014 to November 2016 and Vice President, Associate General Counsel at Covance from March 2008 to November 2014. Mr. Freedberg holds a B.A. degree from the University of Pennsylvania and a Juris Doctor degree from the Duke University School of Law.

AUDIT COMMITTEE

Members in Fiscal 2018	Responsibilities	Meetings in Fiscal 2018
Dr. Islam Mr. Canute Mr. Markison
The Audit Committee, currently comprised of Dr. Islam (Chair) and Mr. Canute, consists entirely of independent directors as defined by the listing standards of the Nasdaq Global Market. Its primary functions are to assist the Board of Directors in monitoring the integrity of our financial statements, our systems of internal control, and the appointment, independence and performance of our independent registered public accounting firm. The Audit Committee is responsible for pre-approving any engagements of our independent registered public accounting firm for non-audit services. The Audit Committee also reviews our risk management practices, strategic tax planning, preparation of quarterly and annual financial reports and our ethics and compliance processes.

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

The Board of Directors has determined that each current member of the Audit Committee satisfies the independence standards for Audit Committee membership as set forth in Section 10A(m)(3) of the Exchange Act and the rules promulgated thereunder. In addition, the Board of Directors has determined that Dr. Islam satisfies the SEC’s criteria for an “audit committee financial expert.”

Dr. Islam, Mr. Canute and Mr. Markison joined the Audit Committee after their election to the Board of Directors at the 2016 Annual Meeting of Stockholders on March 3, 2017 (the “2016 Annual Meeting of Stockholders”). Mr. Markison was a member of the Audit Committee until the Company's annual meeting of stockholders held on April 2, 2018, when he did not stand for reelection to the Board. The Company is interviewing potential candidates to replace Mr. Markison as a director of the Company and member of the Audit Committee.

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

To our knowledge, based solely on a review of copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been complied with, except for the following: Cynthia Sullivan inadvertently filed one late report on Form 4 on August 2, 2017 reporting three transactions, Dr. David Goldenberg inadvertently filed two late reports on Form 4 on August 2, 2017 and March 12, 2018 reporting three transactions and six transactions, respectively, Dr. Behzad Aghazadeh inadvertently filed one late report on Form 4 on October 12, 2017 reporting two transactions, and Dr. Morris Rosenberg inadvertently filed one late report on Form 3 on May 15, 2018 reporting no transactions.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during fiscal year 2018. Our named executive officers for fiscal year 2018 consist of Michael Pehl, our CEO, who began employment with us on December 12, 2017, Michael Garone, our Vice President Finance, and former Chief Financial Officer, who began employment with us on June 16, 2016; Brendan Delaney, our Chief Commercial Officer who began employment with us on November 11, 2017; Robert Iannone, MD, our Chief Medical Officer who began employment with us on April 9, 2018; Morris Rosenberg, our Chief Technology Officer, who began employment with us on January 8, 2018.

Executive Summary

Our overarching compensation goal is to motivate, recruit and retain executive officers in a manner that promotes superior executive performance and successful financial results for us while aligning the interests of the executive officers with the long-term interests of our stockholders. We believe this is accomplished through the following principles and processes that we follow in establishing executive compensation:

·                  We benchmark executive officer compensation against a peer group of comparably sized public companies in the biotechnology industry.

·                  We target compensation between the 25th and 75th percentiles for base salary and annual cash incentive amounts. Our compensation model is flexible to be adjusted upward or downward in the case of exceptional performance or as circumstances warrant in the discretion of the Compensation Committee.

·                  We primarily structure our total compensation in the form of base salary, annual short-term cash incentive awards, long-term equity incentive awards, benefits and perquisites and change in control and other severance benefits.

·                  Our compensation structure seeks to align our executives’ compensation with our long-term growth and success by rewarding the discovery and development of new product candidates, the advancement of our existing pipeline of therapeutic product candidates and the strategic partnering for further clinical development and commercialization of our product candidates.

·                  We maintain severance and change in control arrangements for our executives comparable to other companies in our peer group.

Role of Stockholder Say-on-Pay Votes

We provide our stockholders with the opportunity to cast an annual, non-binding advisory vote on executive compensation (a “say-on-pay proposal”). At the Annual Meeting of Stockholders held on April 4, 2018, the say-on-pay proposal at that meeting seeking approval of the compensation of the Company’s named executive officers was approved by a non-binding advisory vote of the stockholders. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for the named executive officers.

Compensation Objectives and Philosophy

The Compensation Committee of our Board of Directors (the “Compensation Committee”) is responsible for reviewing and approving the compensation payable to our named executive officers and other key employees. As part of such process, the Compensation Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

·          Motivate, recruit and retain executives capable of meeting our strategic objectives;

·          Provide incentives to ensure superior executive performance and successful business results; and

·          Align the interests of executives with the long-term interests of stockholders.

The Compensation Committee seeks to achieve these objectives by:

·          Establishing a compensation structure that is market competitive and rewards performance;

·          Linking a substantial portion of compensation to our achievement of financial objectives and the individual’s contribution to the attainment of those objectives;

·          Providing risk for under achievement and upward leverage for over achievement of goals; and

·          Providing long-term equity-based incentives.

Setting Executive Compensation

Our compensation programs in fiscal year 2018 were the result of careful deliberation and analysis by the Compensation Committee. The Compensation Committee met 5 times to consider executive compensation matters. During these meetings, the Compensation Committee carefully considered how to enhance the alignment of our compensation programs with our objectives. In fulfilling its duties, the Compensation Committee was assisted by Arthur J. Gallagher & Co. Human Resources and Compensation Consulting Practice (“Gallagher”), a consulting firm that specializes in providing executive compensation advisory services. Gallagher is the Board and Compensation Committee’s independent compensation consultant. Gallagher was involved in all aspects of the design and implementation of our compensation programs for fiscal year 2018. The Compensation Committee retained Gallagher because of Gallagher’s independent viewpoint and its expertise, particularly with biotechnology companies. Gallagher and its affiliates do not provide any services to the Company other than compensation advisory services provided to the Board and Compensation Committee. Gallagher reports directly to the Compensation Committee, periodically participates in committee meetings and advises the Compensation Committee with respect to compensation trends and best practices, plan design, and the reasonableness of individual compensation awards.

In fiscal year 2018, the Compensation Committee engaged Gallagher to provide competitive compensation data and general advice on our compensation programs and policies for our newly hired executive officers. During fiscal year 2018, Gallagher performed a market analysis of the compensation paid by comparably sized publicly traded biotechnology companies as described below and provided it to the Compensation Committee.

For each of the named executive officers who commenced employment during fiscal 2018, the Compensation Committee also considered competitive compensation data received from Gallagher detailing the 25th percentile, median, and 75th percentile of (i) base salary; (ii) target annual cash compensation (i.e., salary plus target cash incentive); (iii) long-term equity incentive awards; and (iv) target total direct compensation (i.e., salary plus target cash incentive plus long-term equity incentives) for executive officer positions among a group of peer companies and assessed how similar compensation arrangements for the named executive officers compare to its peers. Based on Gallagher market analysis, the Compensation Committee considers base salary within the range of the 25th percentile and the 75th percentile of our peer group to be competitive and appropriate for the named executive officers. Cash incentive levels among our peer group were used to establish target cash incentive compensation for our named executive officers. The Compensation Committee did not, however, tie cash compensation to potential values realizable from equity incentive awards to measure total target direct compensation or as a means to determine the equity incentive awards it authorizes. During fiscal year 2018, there was no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components. Instead, the Compensation Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to our strategic goals. We believe our approach to compensation assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. We believe our approach to compensation reflects sound risk management practices and does not encourage excessive risk-taking.

The peer group used for competitive comparisons in fiscal year 2018 reflects companies with which we compete for talent. Base salary, cash incentives and long-term equity incentive awards were benchmarked to these companies. Changes made to the 2018 peer group are summarized below:

The peer group used for competitive comparisons in fiscal year 2018 reflects companies with which we compete for talent. Base salary, cash incentives and long-term equity incentive awards were benchmarked to these companies. Changes made to the 2018 peer group are summarized below:

Removed Company	Reason
Synta Pharmaceuticals Corp.	Merged with Madrigal Pharmaceuticals, Inc.

Added Company	Reason
Madrigal Pharmaceuticals, Inc.	A clinical stage biopharmaceutical company that merged Synta Pharmaceuticals Corp.

When determining compensation for the named executive officers hired during fiscal 2018 and for competitive comparison purposes, we used companies included in the peer group below as well as certain supplemental data from similar sized life sciences companies in the Russell 3000 Index. The following companies were used as part of our peer group in fiscal 2018.

Company
Acorda Therapeutics Inc.	Mannkind Corp.
Ariad Pharmaceuticals Inc.	Merrimack Pharmaceuticals Inc.
ArQule Inc.	Neurocrine Biosciences Inc.
Array BioPharma, Inc.	PDL Biopharma, Inc.
BioCryst Pharmaceuticals Inc.	Progenics Pharmaceuticals Inc.
Celldex Therapeutics Inc.	Puma Biotechnology Inc.
CTI BioPharma Corp.	Rigel Pharmaceuticals Inc.
Cytokinetics Inc.	Spectrum Pharmaceuticals Inc.
Exelixis Inc.	Sunesis Pharmaceuticals, Inc.
Immunogen Inc.	Threshold Pharmaceuticals
Madrigal Pharmaceuticals Inc.	XOMA Ltd.
Insmed Inc.	ZIOPHARM Oncology Inc.

Components of Compensation

For the 2018 fiscal year, our executive compensation program included the following components:

·          Base salary;

·          Annual short-term cash incentives;

·          Long-term equity incentive awards;

·       Executive benefits and perquisites; and

·          Change in control and other severance arrangements.

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

During fiscal year 2018, Immunomedics hired Mr. Pehl, Mr. Delaney, Mr. Rosenberg, and Mr. Iannone as named executive officers. Each was hired for their extensive industry expertise and knowledge in their functions. In determining their base salaries, the Committee took into account market-based information provided by Gallagher.
Based upon additional responsibilities and performance, for fiscal year 2018, the Compensation Committee approved a 16.7% salary increase from fiscal year 2017 levels for Mr. Garone. Other executive officers did not receive an increase as they were newly hired. The Committee believes the increase would result in salary for Mr. Garone being at or near the median base salaries for a comparable executive position at our peer group companies and reasonably consistent with the average percentage increase in salaries by our peers and to recognize Mr. Garone’s transition services as interim Chief Executive Officer during a portion of fiscal 2018.
The table below shows fiscal year 2017 and fiscal year 2018 base salary rates for each named executive officer:

Name	Title	FY 2017 Salary	FY 2018 Salary	% Increase
Michael Pehl	President and Chief Executive Officer	$—	$640,000	—%
Dr. Robert Iannone	Head of Research & Development and Chief Medical Officer	$—	$460,000	—%
Dr. Morris Rosenberg	Chief Technology Officer	$—	$400,000	—%
Brendan P. Delaney	Chief Commercial Officer	$—	$400,000	—%
Michael R. Garone	Chief Financial Officer	$300,000	$350,000	16.7%

Annual Short-Term Cash Incentives

Our named executive officers have the opportunity to earn performance based annual cash incentive awards as part of their cash compensation. For fiscal year 2018, Immunomedics did not have a formal incentive or bonus plan for our named executive officers. In lieu of a formalized bonus plan, the Committee used a standard bonus plan calculation that includes an executives' base pay, a target bonus percentage, an individual performance modifier and a Company performance modifier that by formula calculates a performance-based cash incentive. All executives that joined the Company in 2018 received the bonuses that were prorated based on hire date. Cash incentive awards are designed to reward executive performance while reinforcing our short-term strategic operating goals.

Each year, Company goals are established (as described below) by the Company. The Compensation Committee in consultation with the executive team reviews and finalizes such goals and objectives. At the end of each fiscal year, the Compensation Committee conducts in consultation with the CEO for each named executive officer other than the CEO, a subjective review of that individual’s performance relative to our overall priorities and strategies. Individual performance modifiers from 0-150% are assigned by the Compensation Committee using their informed judgment and information provided by Gallagher in view of the Company’s achievement of its annual corporate goals, operational and financial performance, the individual executive’s responsibilities and efforts and such executive’s contribution to the Company’s overall performance and success, and the complexity or difficulty of the objectives that have been achieved.

Our strategic plan and individual performance targets include product development, operational and financial, regulatory compliance metrics, and delivery of specific programs, plans, and budgetary objectives identified by the Compensation Committee.

In fiscal year 2018, our Corporate goals focused on:

·                  Advance regulatory review of sacituzumab govitecan;
·                  Ensure manufacturing capacity and inventory for clinical and commercial supply;
·                  Ensure successful GMP, GCP and GLP Pre-Approval Inspections;
· Advance clinical development of sacituzumab govitecan in additional indications;
·                  Strengthen the price-per-share value of our common stock; and
·                  Secure financing to ensure a sufficient cash position.

For fiscal year 2018, the Compensation Committee determined that the Company, reviewing all goals in totality, achieved its corporate goals and provided the Company a 100% company modifier. In particular, the Company filed a BLA with the Food and Drug Administration in May 2018 and later received priority review status. In addition, the Company took steps to ensure manufacturing capacity for both clinical and commercial supply. Finally, the Company had significant growth in its share price and raised capital to meet corporate objectives.

In addition, at the end of the Fiscal Year 2018, the CEO provided the Compensation Committee with a detailed review of the performance of the other named executive officers and made recommendations to the Compensation Committee with respect to the annual bonuses and Long-Term Incentives for those officers based on performance during the 2018 fiscal year. The Compensation Committee weighs each of the individual performance of the named executive officers separately when evaluating each named executive officer’s performance, determining personal modifiers, and awarding actual cash incentive amounts. For performance in their perspective time within the Company, Mr. Pehl received a 100% personal modifier, Mr. Delaney received a 120% personal modifier, Mr. Rosenberg received a 135% personal modifier, Mr. Garone received a 80% personal modifier, and Dr. Iannone received a 120% personal modifier. These modifiers were provided to the executives to reflect overall contribution, contribution toward achieving corporate goals, and individual performance in FY 2018 during the time they were employed with the Company.

FY 2018 Personal Modifier Determinations
        In determining the individual multiplier for our named executive officers, the Compensation Committee noted each executive officer's individual and departmental performance throughout the year, and how those performances supported the Company's achievement of its corporate goals. The specific individual factors that the Compensation Committee noted in subjectively determining each named executive officer's individual multiplier were as follows:

Michael Pehl, Chief Executive Officer (100% Individual Multiplier)

•	Built foundation of a high performing executive leadership team, hiring Chief Medical Officer, Chief Commercial Officer, and Chief Technology Officer

•	Provided leadership in the overall strategy for the development, regulatory submission and commercialization plan for Sacituzumab Govitecan

•	Lead key efforts to enhance and build company organization and culture to be a commercial stage biopharmaceutical company
Robert Iannone, MD Chief Medical Officer (120% Individual Multiplier)

•	Oversaw clinical sections of BLA submission for Sacituzumab Govitecan which resulted in BLA acceptance with priority review

•	Managed FDA on-site GCP inspection and investigator / vendor site audits

•	Created revised and updated development plan for Sacituzumab Govitecan in alignment with strategic company goals
Morris Rosenberg, Chief Technology Officer (135% Individual Multiplier)

•	Built a high performing manufacturing and quality team enabling transformation of our Morris Plains, NJ site from GCP to GMP/commercial facility

•	Oversaw CMC sections of BLA submission for Sacituzumab Govitecan and led preparatory efforts GMP pre-approval inspection (PAI), allowing for a timely and high quality regulatory CMC submission

•	Built and managed a robust supply chain with partner companies and planned for/built sufficient commercial product launch inventory
Brendan Delaney, Chief Commercial Officer (120% Individual Multiplier)

•	Recruited and hired top-tier oncology commercial talent to build a team with the required experience to execute a world-class oncology launch

•	Built and executed a plan to prepare the market for the launch for Sacituzumab Govitecan

•	Played a leadership role to prepare the Company for launch, having impact on medical affairs, finance, compliance and manufacturing readiness to help the transition to a commercial company
Michael Garone, Chief Financial Officer (80% Individual Multiplier)

•	Contributed to significantly strengthened balance sheet through the execution of a $300 million equity raise and $250 royalty funding deal with Royalty Pharma

•	Acted as primary contact in the Company for legal and contractual matters; and

•	Provided strategic and financial granularity and planning to the Board, the Senior Leadership Team, Business Development, and the program steering teams throughout the year.

The table below details fiscal year 2018 annual cash incentive targets and actual payouts for each of the named executive officers.

Name	Title	2018 Target Cash Incentive ($)	2018 Target Cash Incentive (% Salary)	2018 Actual Cash Incentive ($)(1)	2018 Actual Cash Incentive (% Salary)
Michael Pehl	President and Chief Executive Officer	$216,723	60%	$216,723	60%
Dr. Robert Iannone	Head of Research & Development and Chief Medical Officer	$47,071	45%	$56,485	54%
Dr. Morris Rosenberg	Chief Technology Officer	$76,274	40%	$102,970	54%
Brendan P. Delaney	Chief Commercial Officer	$114,904	45%	$137,885	54%
Michael Garone	Chief Financial Officer	$140,000	40%	$112,000	32%

(1)    Cash incentive payouts were prorated based on hire date.

The table below details, for each named executive officer, the total target cash compensation established by the Compensation Committee for fiscal year 2018, as measured by the sum of salary and target cash incentive, and the total actual cash compensation paid for fiscal year 2018, as measured by the sum of salary and actual cash incentive.

Name	Title	2018 Total Target Annualized Cash Compensation ($)(1)	2018 Total Actual Cash Compensation ($)
Michael Pehl	President and Chief Executive Officer	$580,905	$580,905
Dr. Robert Iannone	Head of Research & Development and Chief Medical Officer	$211,895	$221,310
Dr. Morris Rosenberg	Chief Technology Officer	$269,553	$296,249
Brendan P. Delaney	Chief Commercial Officer	$371,303	$394,284
Michael Garone	Chief Financial Officer	$490,000	$463,684

(1)     Annualized for fiscal 2018.

Long-Term Equity Incentive Awards

As described above, stock-based incentives are a key component of our executive compensation program. Employee ownership is a core value of our operating culture. Management and the Compensation Committee believe that stock ownership encourages our executives to create value for our Company over the long term. We also believe that stock ownership promotes retention and affiliation with us by allowing our executives to share in our long-term success while aligning executive interests with those of our stockholders. We have used stock options, performance stock options, restricted stock units, or their combination as vehicles to deliver equity-based compensation for our named executive officers, due to their broad-based use in the biotechnology industry. We also have evaluated from time to time the benefits of providing alternative equity-based compensation in the form of restricted stock or other vehicles based on full value shares. The Compensation Committee will continue to monitor changes in the long-term compensation practices of the companies in our peer group and, if appropriate, will re-evaluate alternative equity-based compensation vehicles in future years in light of changing or evolving practices. In certain circumstances, the Compensation Committee may determine that non-equity long-term incentives are preferable to equity-based awards.

During 2018, our named executive officers received both new hire equity grants as well as a fiscal year 2018 equity performance grant based on performance. New hire grants were determined by evaluating market practices and other executives in our peer group. Performance grants were determined utilizing the performance modifier from the cash bonus plan applied to a number assigned to each executive. Each of our named executive officers has an annual long-term equity incentive award opportunity. The actual amount of the annual long-term equity incentive award, if any, for each of our named executive officers is determined using competitive market practices using value based approach. Executives are assigned a target value and the performance factor used for the short-term incentive is applied to the target value. The Compensation Committee grants the annual long-term equity incentive awards shortly after the close of each fiscal year after evaluating the performance of the Company and the named executive officers for such prior fiscal year. In determining the amount of the awards, the Compensation Committee evaluates the executive’s performance and contribution to our annual and long-term strategic goals and factors that contribute to overall corporate growth and development and to increasing long-term stockholder value. The numbers of equity awards granted were determined by the Compensation Committee using information supplied by Gallagher on equity awards received by executives at the peer group companies. All fiscal year performance grants were prorated based on date of hire. The Compensation Committee does not assign weightings to specific factors. In addition, the Compensation Committee may, in its discretion, consider both the achievement of the annual Board-approved corporate goals and other significant corporate accomplishments during the year. For our named executive officers other than the CEO, the Compensation Committee also takes into account the recommendations of the CEO in determining the amount of the grant to each named executive officer.

The Compensation Committee granted equity incentive awards to each named executive officer under the 2014 Plan during fiscal 2018 as follows:

Name	Title	Number of Shares of Common Stock Underlying Stock Options(1)		Number of Shares of Common Stock Underlying RSUs
Michael Pehl	President and Chief Executive Officer	439,376	(2)(3)	—
Dr. Robert Iannone	Head of Research & Development and Chief Medical Officer	320,000	(2)(6)	—
Dr. Morris Rosenberg	Chief Technology Officer	104,389	(2)(4)	—
Brendan P. Delaney	Chief Commercial Officer	150,000	(2)(5)	—
Michael Garone	Chief Financial Officer			8,315

(1)	Includes time-based and performance-based, non-qualified stock options and incentive stock options.

(2)	Options granted to named executive officer as part of their fiscal 2018 executive employment agreement.

(3)	Options granted to Michael Pehl include 119,237 time-based incentive stock options and 320,139 performance-based stock options.

(4)	Options granted to Dr. Morris Rosenberg include 19,695 incentive stock options, 7,332 non-qualified stock options and 77,362 performance-based stock options.

(5)	Options granted to Brendan P. Delaney include 32,256 incentive stock options and 117,744 non-qualified stock options.

(6)	Options granted to Dr. Robert Iannone include 27,660 incentive stock options, 152,340 non-qualified stock options, and 140,000 performance-based stock options.

Unless set forth in the applicable award agreement, the stock options granted to our named executive officers have a seven-year term and vest, based on continued employment, 25% on the first anniversary of the date of grant and 2.083% on a monthly basis thereafter. The stock options were granted at an exercise price equal to the closing price of our common stock on the date of grant. Accordingly, the actual value an executive will realize is tied to future stock appreciation and is therefore aligned with corporate performance and stockholder returns. Some stock options that have been granted to executives include both a time- and performance-based vesting provision; the performance-based vesting provision is determined upon the performance of the market value of the Company's common stock over a certain period which are determined on a per-grant basis. The RSUs granted to our named executive officers vest with respect to 33% per year for three years. We issue to the executive shares of our common stock when the RSUs vest. Our standard forms of stock option and RSU agreements provide for accelerated vesting of unvested awards upon a change in control of the Company, for instance if we are acquired by another company, but only if the acquirer does not agree to assume and continue the awards or grant substitute cash retention awards of similar value, measured as of the date of the change in control transaction, to the holders of our stock options and RSUs. With a three or four-year vesting schedule for stock options and RSUs, and a seven-year term for stock options, we do not deem it necessary to impose holding period requirements on the shares that our named executive officers acquire under their long-term equity incentive awards.

Executive Benefits and Perquisites

The named executive officers also are provided with certain benefits and perquisites that are available to all employees of the Company. The Compensation Committee believes that such benefits are necessary for us to remain competitive and to attract and retain top caliber executive officers because such benefits are typically provided by companies in the biotechnology industry and by other companies with which we compete for executive talent.

We maintain a 401(k) plan for our employees, including our executive officers, to encourage our employees to save some portion of their cash compensation for their eventual retirement. Pursuant to a discretionary employer match, in fiscal year 2018, we matched all employee contributions at 25% of the employee’s contribution up to a limit of 5% of the employee’s eligible compensation up to the IRS imposed limit. The IRS maximum allowable contribution in calendar year 2018 was $18,500, or $24,500 for employees who are 50 years old or older. We also increase our employees’ base salary, including our named executive officers’ base salary, for the cost of group long-term disability insurance coverage and provide a group life insurance benefit in a coverage amount equal to 100% of the employee’s annual base salary.

Employment and Severance Agreements

We have employment agreements with all of our Named Executive Officers. These agreements are summarized in the section below entitled “Employment, Severance and Change in Control Agreements” and the change in control and severance arrangements contained in those agreements are discussed in more detail in the section below entitled “Calculation of Potential Payments upon Termination or Change in Control.” None of the employment or severance agreements that we have with our named executive officers require us to provide tax gross-up payments to them in connection with any excise taxes for which they may become liable as a result of receiving severance benefits or other parachute payments within the meaning of Section 280G of the Internal Revenue Code.

Deductibility of Executive Compensation

Generally, Section 162(m) of the Internal Revenue Code disallows a tax deduction to any publicly-held corporation for any remuneration in excess of $1.0 million paid in any taxable year to its chief executive officer and each of its three next most highly-compensated named executive officers (other than its chief financial officer only for fiscal years prior to 2017). Remuneration in excess of $1.0 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Internal Revenue Code. Additionally, under a Section 162(m) exception for private companies that subsequently become publicly held, any compensation paid pursuant to a compensation plan in existence before the effective date of the public offering of securities will not be subject to the $1.0 million limitation until the earliest of: (i) the expiration of the compensation plan, (ii) a material modification of the compensation plan (as determined under Section 162(m)), (iii) the issuance of all the employer stock and other compensation allocated under the compensation plan, or (iv) the first meeting of shareholders at which directors are elected after the close of the third calendar year following the year in which the public offering of securities occurred.

The 2017 tax reform legislation removed the “performance-based compensation” exception from Section 162(m),  effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

Despite the Compensation Committee’s efforts to structure certain annual cash incentives and performance-based equity awards in a manner intended to be exempt from Section 162(m) and therefore not subject to its deduction limits, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing Section 162(m)’s exemption from the deduction limit, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) in fact will. Further, the Compensation Committee reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with our business needs.

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

The Compensation Committee is responsible for evaluating and approving the compensation for the executive officers. Management has primary responsibility for our Company’s financial statements and reporting process, including the disclosure of executive compensation. The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. The Compensation Committee is satisfied that the Compensation Discussion and Analysis fairly represents the objectives and actions of the Compensation Committee. The Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report for filing with the Securities and Exchange Commission and incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

The Compensation Committee
Mr. Scott Canute (Chair)
Mr. Peter Barton Hutt
Dr. Khalid Islam

Compensation Committee Interlocks and Insider Participation

Mr. Canute, Mr. Hutt, and Dr. Islam joined the Compensation Committee after their election to the Board of Directors at the 2016 Annual Meeting of Stockholders. No member of the Compensation Committee was at any time during fiscal 2018, or formerly, an officer or employee of Immunomedics, or any subsidiary of Immunomedics. No executive officer of Immunomedics has served as a director or member of the Board of Directors or the Compensation Committee (or other committee serving an equivalent function) of any other entity, while an executive officer of that other entity served as a director of our Board of Directors or member of our Compensation Committee.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended June 30, 2018, 2017 and 2016 to our President and Chief Executive Officer, Chief Commercial Officer, Chief Technology Officer, Head of Research & Development and Chief Medical Officer, and our Vice President, Finance and former Chief Financial Officer (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards($)(5)	Option Awards ($)(5)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Michael Pehl President and Chief Executive Officer	2018	$364,182		$216,723	$—	$3,002,498	$—	$—		$3,583,403
Dr. Robert Iannone Head of Research & Development and Chief Medical Officer	2018	$164,824		$56,485	$—	$2,642,718	$—	$60,000	(3)	$2,924,027
Dr. Morris Rosenberg Chief Technology Officer	2018	$193,279		$102,970	$—	$901,341	$—	$1,238,666	(4)	$2,436,256
	2017	$—		$—	$—	$—	$—	$279,811	(4)	$279,811
Brendan P. Delaney Chief Commercial Officer	2018	$256,399		$137,885	$—	$1,073,190	$—	$—		$1,467,474
Michael R. Garone (1)	2018	$351,684		$112,000	$75,001	$—	$—	$3,375	(6)	$542,060
Vice President Finance and	2017	$300,000		$—	$—	$—	$—	$—		$300,000
former Chief Financial Officer	2016	$4,615	(2)	$—	$—	$42,216	$—	$—		$46,831

(1)              Mr. Garone resigned as the Company's Chief Financial Officer on August 23, 2018.

(2) Represents $4,615 paid to Mr. Garone in fiscal year 2016 subsequent to his appointment as Vice President Finance and Chief Financial Officer, effective June 27, 2016.

(3) Represents $60,000 paid to Robert Iannone as a sign-on cash bonus.

(4) All Other Compensation includes amounts the Company paid to MRosenberg BioPharma Consulting LLC consisting of $58,765 in fees during fiscal 2017 and $1,335,966 during fiscal 2018. The Company also granted Dr. Morris Rosenberg 45,000 non-qualified stock options with a total grant date fair value of $221,046 during fiscal 2017. Dr Morris Rosenberg forfeited 22,500 of those non-qualified stock options, totaling $110,523, during fiscal 2018 as a result of becoming a full-time employee of the Company. In addition, the Company reimbursed Dr. Morris Rosenberg $13,223 for travel expenses incurred during fiscal 2018.

(5) Represents the aggregate grant date fair value of RSUs and options computed in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the determination of grant date fair value of equity awards in accordance with FASB ASC Topic 718, see Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

(6) Includes matching contribution made by us on behalf of Mr. Garone under our 401(k) plan.
CEO PAY RATIO
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation S-K promulgated under the Exchange Act, we are providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of our employees for fiscal year 2018 (our “CEO pay ratio”). Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
For fiscal year 2018, the annual total compensation for the median employee of the Company (other than our CEO) was $71,282 and the annual total compensation of our CEO was $3,583,403. Based on this information, for fiscal year 2018 the ratio of the annual total compensation of our CEO to the annual total compensation of the median employee was 50 to 1.
We identified our median employee from among our employees as of June 30, 2018, the last day of our fiscal year. To identify our median employee we identified and calculated the elements of that employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation in the amount of $71,282. With respect to the annual total compensation of our CEO, in accordance with SEC rules, we included the amount reported for Mr. Pehl in the “Total” column for 2018 in the Summary Compensation Table included in this Form 10-K/A. We did not make any cost-of-living adjustments in identifying the median employee. Compensation amounts were determined from our human resources and payroll systems of record.

Grants of Plan-Based Awards in Fiscal Year 2018 Table

The table below details fiscal year 2018 grants of plan-based awards received for each of the named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards
	Grant	Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#)	(#)(2)	($/Sh)	(3)
Michael Pehl President and Chief Executive Officer	12/7/2017	$—	$—	$—	—	33,724	$11.86	$235,404
	12/7/2017	$—	$—	$—	—	85,513	$11.86	$596,906
	12/7/2017	$—	$—	$—	—	151,678	$11.86	$985,907
	12/7/2017	$—	$—	$—	—	168,461	$11.86	$1,184,281
Dr. Robert Iannone Head of Research & Development and Chief Medical Officer	4/9/2018	$—	$—	$—	—	27,660	$14.46	$237,326
	4/9/2018	$—	$—	$—	—	82,340	$14.46	$706,485
	4/9/2018	$—	$—	$—	—	70,000	$14.46	$600,607
	4/9/2018	$—	$—	$—	—	70,000	$14.46	$536,200
	4/9/2018	$—	$—	$—	—	70,000	$14.46	$562,100
Dr. Morris Rosenberg Chief Technology Officer	1/8/2018	$—	$—	$—	—	19,695	$15.68	$182,204
	1/8/2018	$—	$—	$—	—	7,332	$15.68	$67,831
	1/8/2018	$—	$—	$—	—	38,866	$15.68	$318,701
	1/8/2018	$—	$—	$—	—	38,496	$15.68	$332,605
Brendan P. Delaney Chief Commercial Officer	11/10/2017	$—	$—	$—	—	32,256	$12.40	$230,779
	11/10/2017	$—	$—	$—	—	117,744	$12.40	$842,411
Michael R. Garone Vice President Finance and Former Chief Financial Officer	7/03/2017	$—	$—	$—	8,315	—	$—	$75,001

(1)        Represents target and maximum cash incentive award opportunities for our named executive officers. The cash incentive award is prorated if performance levels are achieved between the target and maximum levels. The methodology and performance criteria applied in determining these potential cash incentive award amounts are discussed under “Compensation Discussion and Analysis—Annual Short-Term Cash Incentives” elsewhere in this annual report. The actual cash incentive award which may be paid to each named executive officer for their 2018 performance is subject to satisfaction of the Company’s strategic goals, and further determination thereof, and approval by, the Compensation Committee, as discussed under “Compensation Discussion and Analysis—Annual Short-Term Cash Incentives” elsewhere in this annual report.

(2)        Represents shares of our common stock underlying options granted under the 2014 Plan. A description of the terms of the stock awards is disclosed under “Compensation Discussion and Analysis—Long-Term Equity Incentive Awards” as well as "Outstanding Equity Awards at Fiscal Year-End 2018 Table" elsewhere in this annual report.

(3)        Represents the grant date fair value under FASB ASC Topic 718 of equity awards granted in fiscal year 2018. For information regarding assumptions underlying the FASB ASC Topic 718 valuation of equity awards, see Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Outstanding Equity Awards at Fiscal Year-End 2018 Table

The following table provides certain summary information concerning outstanding equity awards held by our named executive officers as of June 30, 2018.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael Pehl	12/7/2017	—	33,724	$11.86	12/7/2024	(2)	—	$—
	12/7/2017	—	85,513	$11.86	12/7/2024	(2)	—	$—
	12/7/2017	—	151,678	$11.86	12/7/2024	(4)	—	$—
	12/7/2017	—	168,461	$11.86	12/7/2024	(4)	—	$—
Dr. Robert Iannone	4/9/2018	—	27,660	$14.46	4/9/2025	(2)	—	$—
	4/9/2018	—	82,340	$14.46	4/9/2025	(2)	—	$—
	4/9/2018	—	70,000	$14.46	4/9/2025	(2)	—	$—
	4/9/2018	—	70,000	$14.46	4/9/2025	(6)	—	$—
	4/9/2018	—	70,000	$14.46	4/9/2025	(6)	—	$—
Dr. Morris Rosenberg	1/8/2018	—	19,695	$15.68	1/8/2025	(2)	—	$—
	1/8/2018	—	7,332	$15.68	1/8/2025	(2)	—	$—
	1/8/2018	—	38,866	$15.68	1/8/2025	(5)	—	$—
	1/8/2018	—	38,496	$15.68	1/8/2025	(5)	—	$—
	6/29/2017	7,500	—	$8.70	6/29/2024	(2)	—	$—
	6/29/2017	7,500	—	$8.70	6/29/2024	(2)	—	$—
	6/29/2017	—	7,500	$8.70	6/29/2024	(2)	—	$—
Brendan P. Delaney	11/10/2017	—	32,256	$12.40	11/10/2024	(2)	—	$—
	11/10/2017	—	117,744	$12.40	11/10/2024	(2)	—	$—
Michael R. Garone	7/3/2017	—	—	$—	—		8,315	$196,816
	6/27/2016	20,000	20,000	$2.00	6/27/2023	(1)	—	$—

(1) Each stock option granted in fiscal year 2016 were granted under the 2014 Plan. Each stock option granted under the 2014 Plan has a term of 7 years measured from the grant date and vests ratably, 25% after the first year from the date of grant and 6.25% for each subsequent three-month period, during the first 4 years of service with us measured from its grant date. Upon a change in control, unvested stock options will become fully vested and exercisable on the date on which the change in control occurs if the acquirer does not agree to assume and continue the awards or grant substitute cash retention awards of similar value, measured as of the date of the change in control transaction, to the holders of the stock options.

(2) Stock awards granted to named executive officers have a term of four years from the date of grant and vest ratably, 25% after the first year from date of grant and 2.083% for each one month period. The stock awards granted to our named executive officers vest with respect to 33% per year for three years. Upon a change in control, all stock awards held by our named executive officers, if not assumed or continued by the acquiring company or replaced with a cash retention award of like value, will become fully vested on the date on which the change in control occurs.

(3) Based on the $23.67 per share closing price of our common stock on June 30, 2018, as reported by the Nasdaq Global Market.

(4) Performance Group 1 includes 151,678 shares where twenty-five percent (25%) of the options shall vest on the first anniversary of the date of grant and 2.08333% shall vest each month thereafter through the fourth anniversary of the grant date provided that as of the vesting date a performance requirement where the fair market value of one share of Immunomedics, Inc. Common Stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the average closing price is US $23.72 or higher for the prior 15 consecutive trading days, has been met. Performance Group 2 includes 168,461 shares where twenty-five percent (25%) of the options shall vest on the first anniversary of the date of grant and 2.08333% shall vest each month thereafter through the fourth anniversary of the grant date provided that as of the vesting date a performance requirement where the fair market value of one share of Immunomedics, Inc. Common Stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the average closing price is US $35.58 or higher for the prior 15 consecutive trading days, has been met.

(5) Performance Group 1 includes 38,866 shares where twenty-five percent (25%) of the options shall vest on the first anniversary of the date of grant and 2.08333% shall vest each month thereafter through the fourth anniversary of the grant date provided that as of the vesting date a performance requirement where the fair market value of one share of Immunomedics, Inc. Common Stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the average closing price is US $31.36 or higher for the prior 15 consecutive trading days, has been met. Performance Group 2 includes 38,496 shares where twenty-five percent (25%) of the options shall vest on the first anniversary of the date of grant and 2.08333% shall vest each month thereafter through the fourth anniversary of the grant date provided that as of the vesting date a performance requirement where the fair market value of one share of Immunomedics, Inc. Common Stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the average closing price is US $47.04 or higher for the prior 15 consecutive trading days, has been met.

(6) Performance Group 1 includes 70,000 shares where twenty-five percent (25%) of the options shall vest on the first anniversary of the date of grant and 2.08333% shall vest each month thereafter through the fourth anniversary of the grant date provided that as of the vesting date a performance requirement where the fair market value of one share of Immunomedics, Inc. Common Stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the average closing price is US $28.92 or higher for the prior 15 consecutive trading days, has been met. Performance Group 2 includes 70,000 shares where twenty-five percent (25%) of the options shall vest on the first anniversary of the date of grant and 2.08333% shall vest each month thereafter through the fourth anniversary of the grant date provided that as of the vesting date a performance requirement where the fair market value of one share of Immunomedics, Inc. Common Stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the average closing price is US $43.38 or higher for the prior 15 consecutive trading days, has been met.
Fiscal Year 2018 Option Exercises and Stock Vested Table

The table providing information regarding the exercise of options and the vesting of restricted stock units for each of the named executive officers during fiscal year 2018 is omitted because no options were exercised and no stock was vested.

Employment Agreements, Transition Services Agreements and Change in Control Arrangements

Michael Pehl Employment Agreement

On November 8, 2017, the Company entered into an Executive Employment Agreement (the "Pehl Agreement") with Michael Pehl, pursuant to which Mr. Pehl serves as the Company's President and Chief Executive Officer.

Mr. Pehl's appointment as President and Chief Executive Officer was effective as of December 7, 2017 (the "Pehl Effective Date"). The term of the Pehl Agreement is for two (2) years, and shall automatically renew for successive one (1) year periods thereafter, unless at least ninety (90) days prior to the end of any such period one party notifies the other in writing that they are exercising their option not to renew the Pehl Agreement. Mr. Pehl receives an annual base salary of $640,000 and is eligible for an annual bonus, to be determined by the Compensation Committee of the Board, with a target of 60% of Mr. Pehl's base salary for each applicable fiscal year.

On the Pehl Effective Date, Mr. Pehl was granted an incentive stock option (the "Pehl ISO Agreement") to purchase 119,237 shares of the Company's common stock, which has a seven-year term and an exercise price equal to the fair market value of the Company's common stock based on the closing price of the Company's common stock on the Pehl Effective Date and will be subject to the terms of the Pehl ISO Agreement. Such option vests as to 25% of the shares underlying the option on the first anniversary of the Pehl Effective Date, and an additional 1/48th of the total number of shares underlying the option of the corresponding day of each month thereafter until the entire option has vested and become exercisable on the fourth anniversary of the Pehl Effective Date, in each case subject to Pehl's continued employment on each such vesting date.

On the Pehl Effective Date, Mr. Pehl was also granted a nonqualified stock option (the “Pehl NQSO Agreement”) to purchase 320,139 shares of the Company’s common stock, which has a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on the Pehl Effective Date and will be subject to the terms of the Pehl NQSO Agreement. Such option vests on the same time-based schedule as the Pehl ISO Agreement and based on the performance of the Company’s stock price. Refer to the "Outstanding Equity Awards at Fiscal Year-End 2018 Table" above for additional information.

In the event Mr. Pehl is terminated without Cause or resigns for Good Reason before a Change of Control (each as defined in the Pehl Agreement), Mr. Pehl will receive, provided that Mr. Pehl executes within twenty-one (21) days of his termination, does not revoke, and complies with the terms of, a written release that releases the Company from any and all claims with respect to all matters arising out of or related to Mr. Pehl’s employment by the Company and his termination thereof, severance consisting of: (i) eighteen (18) months of his then-current base salary, (ii) his annual target cash bonus prorated based on the number of days actually worked in the fiscal year of his termination and subject to the satisfaction of applicable performance conditions, and (iii) continued health coverage for eighteen (18) months, among other benefits and in each case subject to the terms and conditions of the Pehl Agreement.

In the event Mr. Pehl is terminated without Cause or resigns for Good Reason within one (1) year after a Change of Control, Mr. Pehl will receive, provided that Mr. Pehl executes within twenty-one (21) days of his termination, does not revoke, and complies with the terms of, a written release that releases the Company from any and all claims with respect to all matters arising out of or related to Mr. Pehl’s employment by the Company and his termination thereof, severance consisting of: (i) twenty-four (24) months of his then-current base salary, (ii) his annual target cash bonus for the year in which he was terminated, (iii) continued health coverage for eighteen (18) months, and (iv) accelerated vesting of the incentive stock option described above, among other benefits and subject to the terms and conditions of the Pehl Agreement.

Dr. Robert Iannone Employment Agreement

On March 27, 2018, the Company entered into an Executive Employment Agreement (the “Iannone Agreement”) with Robert Iannone, pursuant to which Mr. Iannone serves as the Company’s Chief Medical Officer, Head of Research and Clinical Development.

Mr. Iannone’s appointment as Chief Medical Officer, Head of Research and Clinical Development was effective as of April 9, 2018 (the “Iannone Effective Date”). The term of the Iannone Agreement is for two (2) years, and shall automatically renew for successive one (1) year periods thereafter, unless at least ninety (90) days prior to the end of any such period one party notifies the other in writing that they are exercising their option not to renew the Iannone Agreement. Mr. Iannone will receive an annual base salary of $460,000 and be eligible for an annual bonus, to be determined by the Compensation Committee of the Board of Directors, with a target of 45% of Mr. Iannone’s base salary for each applicable fiscal year. Mr. Iannone received a sign-on cash bonus of $60,000. Mr. Iannone will also receive reimbursement of up to $50,000 annually for commuting and housing expenses incurred commuting from Philadelphia, PA to the Company’s executive offices in Morris Plains, New Jersey.

On the Iannone Effective Date, Mr. Iannone was granted an incentive stock option (the “Iannone ISO Agreement”) to purchase 110,000 shares of the Company’s common stock, which has a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on the Iannone Effective Date and is subject to the terms of the Iannone ISO Agreement. Such option vests as to 25% of the shares underlying the option on the first anniversary of the Iannone Effective Date, and an additional 1/48th of the total number of shares underlying the option on the corresponding day of each month thereafter until the entire option has vested and become exercisable on the fourth anniversary of the Iannone Effective Date, in each case subject to Iannone’s continued employment on each such vesting date.

On the Iannone Effective Date, Mr. Iannone was also granted a nonqualified stock option (the “Iannone NQSO Agreement”) to purchase 70,000 shares of the Company’s common stock, which has a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on the Iannone Effective Date and is subject to the terms of the Iannone NQSO Agreement. Such option vests as to 25% of the shares underlying the option on the first anniversary of the Iannone Effective Date, and an additional 1/48th of the total number of shares underlying the option on the corresponding day of each month thereafter until the entire option has vested and become exercisable on the fourth anniversary of the Iannone Effective Date, in each case subject to Iannone’s continued employment on each such vesting date.

On the Iannone Effective Date, Mr. Iannone was also granted a second nonqualified stock option (the “Iannone Performance NQSO Agreement”) to purchase 140,000 shares of the Company’s common stock, which has a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on the Iannone Effective Date and is subject to the terms of the Iannone NQSO Agreement. Such option will vest on the same time-based schedule as the Iannone NQSO Agreement and based on the performance of the Company’s stock price (Refer to the "Outstanding Equity Awards at Fiscal Year-End 2018 Table" above).

In the event Mr. Iannone is terminated without Cause or resigns for Good Reason before a Change of Control (each as defined in the Iannone Agreement), Mr. Iannone will receive, provided that Mr. Iannone executes within twenty-one (21) days of his termination, does not revoke, and complies with the terms of, a written release that releases the Company from any and all claims with respect to all matters arising out of or related to Mr. Iannone’s employment by the Company and his termination thereof, severance consisting of: (i) two (2) months of his then-current base salary for each completed year of service, with a minimum of six (6) months base salary and a maximum of twelve (12) months base salary, (ii) his annual target cash bonus prorated based on the number of days actually worked in the fiscal year of his termination and subject to the satisfaction of applicable performance conditions, and (iii) continued health coverage for a period of between six (6) and twelve (12) months, among other benefits and in each case subject to the terms and conditions of the Iannone Agreement.

In the event Mr. Iannone is terminated without Cause or resigns for Good Reason within one (1) year after a Change of Control, Mr. Iannone will receive, provided that Mr. Iannone executes within twenty-one (21) days of his termination, does not revoke, and complies with the terms of, a written release that releases the Company from any and all claims with respect to all matters arising out of or related to Mr. Iannone’s employment by the Company and his termination thereof, severance consisting of: (i) four (4) months of his then-current base salary for each completed year of service, with a minimum of twelve (12) months base salary and a maximum of twenty-four (24) months base salary, (ii) his annual target cash bonus for the year in which he was terminated, (iii) continued health coverage for twelve (12) months, and (iv) accelerated vesting of the options granted pursuant to the Iannone NQSO Agreement described above, among other benefits and subject to the terms and conditions of the Iannone Agreement.

Dr. Morris Rosenberg Employment Agreement

On January 8, 2018, the Company entered into an Executive Employment Agreement (the "Rosenberg Agreement") with Morris Rosenberg, pursuant to which Mr. Rosenberg serves as the Company's Chief Technology Officer.

Mr. Rosenberg’s appointment as Chief Technology Officer was effective as of January 8, 2018 (the “Rosenberg Effective Date”). The term of the Rosenberg Agreement is for two (2) years, and shall automatically renew for successive one (1) year periods thereafter, unless at least ninety (90) days prior to the end of any such period one party notifies the other in writing that they are exercising their option not to renew the Rosenberg Agreement. Mr. Rosenberg will receive an annual base salary of $400,000 and be eligible for an annual bonus, to be determined by the Compensation Committee of the Board of Directors, with a target of 40% of Mr. Rosenberg’s base salary for each applicable fiscal year. Mr. Rosenberg will also receive an additional cash bonus of $50,000 annually for travel expenses incurred traveling from Seattle, Washington to the Company’s executive offices in Morris Plains, New Jersey.

On the Rosenberg Effective Date, Mr. Rosenberg was granted an incentive stock option (the “Rosenberg ISO Agreement”) to purchase 27,027 shares of the Company’s common stock, which has a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on the Rosenberg Effective Date and is subject to the terms of the Rosenberg ISO Agreement. Such option vests as to 25% of the shares underlying the option on the first anniversary of the Rosenberg Effective Date, and an additional 1/48th of the total number of shares underlying the option on the corresponding day of each month thereafter until the entire option has vested and become exercisable on the fourth anniversary of the Rosenberg Effective Date, in each case subject to Rosenberg’s continued employment on each such vesting date.

On the Rosenberg Effective Date, Mr. Rosenberg was also granted a nonqualified stock option (the “Rosenberg NQSO Agreement”) to purchase 77,362 shares of the Company’s common stock, such option has a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on the Rosenberg Effective Date and is subject to the terms of the Rosenberg NQSO Agreement. Such option will vest on the same time-based schedule as the Rosenberg ISO Agreement and based on the performance of the Company’s stock price. Refer to the "Outstanding Equity Awards at Fiscal Year-End 2018 Table" above for additional information.

In the event Mr. Rosenberg is terminated without Cause or resigns for Good Reason before a Change of Control (each as defined in the Rosenberg Agreement), Mr. Rosenberg will receive, provided that Mr. Rosenberg executes within twenty-one (21) days of his termination, does not revoke, and complies with the terms of, a written release that releases the Company from any and all claims with respect to all matters arising out of or related to Mr. Rosenberg’s employment by the Company and his termination thereof, severance consisting of: (i) two (2) months of his then-current base salary for each completed year of service, with a minimum of six (6) months base salary and a maximum of twelve (12) months base salary, (ii) his annual target cash bonus prorated based on the number of days actually worked in the fiscal year of his termination and subject to the satisfaction of applicable performance conditions, and (iii) continued health coverage for a period of between six (6) and twelve (12) months, among other benefits and in each case subject to the terms and conditions of the Rosenberg Agreement.

In the event Mr. Rosenberg is terminated without Cause or resigns for Good Reason within one (1) year after a Change of Control, Mr. Rosenberg will receive, provided that Mr. Rosenberg executes within twenty-one (21) days of his termination, does not revoke, and complies with the terms of, a written release that releases the Company from any and all claims with respect to all matters arising out of or related to Mr. Rosenberg’s employment by the Company and his termination thereof, severance consisting of: (i) four (4) months of his then-current base salary for each completed year of service, with a minimum of twelve (12) months base salary and a maximum of twenty-four (24) months base salary, (ii) his annual target cash bonus for the year in which he was terminated, (iii) continued health coverage for twelve (12) months, and (iv) accelerated vesting of the options granted pursuant to the Rosenberg NQSO Agreement described above, among other benefits and subject to the terms and conditions of the Rosenberg Agreement.

Brendan Delaney Employment Agreement

On November 8, 2017, the Company entered into an Executive Employment Agreement (the “Delaney Agreement”) with Brendan Delaney, pursuant to which Mr. Delaney serves as the Company’s Chief Commercial Officer.

Mr. Delaney’s appointment as Chief Commercial Officer was effective as of November 10, 2017 (the “Delaney Effective Date”). The term of the Delaney Agreement is for two (2) years, and shall automatically renew for successive one (1) year periods thereafter, unless at least ninety (90) days prior to the end of any such period one party notifies the other in writing that they are exercising their option not to renew the Delaney Agreement. Mr. Delaney will receive an annual base salary of $400,000 and be eligible for an annual bonus, to be determined by the Compensation Committee of the Board, with a target of 45% of Delaney’s base salary for each applicable fiscal year.

On the Delaney Effective Date, Mr. Delaney was granted an incentive stock option (the “Delaney ISO Agreement”) to purchase 150,000 shares of the Company’s common stock, which has a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on the Delaney Effective Date and will be subject to the terms of the Delaney ISO Agreement. Such option vests as to 25% of the shares underlying the option on the first anniversary of the Delaney Effective Date, and an additional 1/48th of the total number of shares underlying the option on the corresponding day of each month thereafter until the entire option has vested and become exercisable on the fourth anniversary of the Delaney Effective Date, in each case subject to Delaney’s continued employment on each such vesting date.

In the event Mr. Delaney is terminated without Cause or resigns for Good Reason before a Change of Control (each as defined in the Delaney Agreement), Mr. Delaney will receive, provided that Mr. Delaney executes within twenty-one (21) days of his termination, does not revoke, and complies with the terms of, a written release that releases the Company from any and all claims with respect to all matters arising out of or related to Mr. Delaney’s employment by the Company and his termination thereof, severance consisting of: (i) two (2) months of his then-current base salary for each completed year of service, with a minimum of six (6) months base salary and a maximum of twelve (12) months base salary, (ii) his annual target cash bonus prorated based on the number of days actually worked in the fiscal year of his termination and (iii) continued health coverage for a period of between six (6) and twelve (12) months, among other benefits and subject to the terms and conditions of the Delaney Agreement.

In the event Mr. Delaney is terminated without Cause or resigns for Good Reason within one (1) year after a Change of Control, Mr. Delaney will receive, provided that Mr. Delaney executes within twenty-one (21) days of his termination, does not revoke, and complies with the terms of, a written release that releases the Company from any and all claims with respect to all matters arising out of or related to Mr. Delaney’s employment by the Company and his termination thereof, severance consisting of: (i) four (4) months of his then-current base salary for each completed year of service, with a minimum of twelve (12) months base salary and a maximum of twenty-four (24) months base salary, (ii) his annual target cash bonus prorated based on the number of days actually worked in the fiscal year of his termination (iii) continued health coverage for a period of twelve (12) months, and (iv) accelerated vesting of the incentive stock option described above, among other benefits and subject to the terms and conditions of the Delaney Agreement.

Michael R. Garone Transition Services Agreement; Change in Control and Severance Agreement

On August 23, 2018 (the “Garone Effective Date”), the Company entered into a Transition Agreement (the “Transition Agreement”) with Michael Garone, the Company’s Vice President, Finance and Chief Financial Officer. Pursuant to the Transition Agreement, Mr. Garone resigned as the Company’s Chief Financial Officer, effective August 23, 2018. Mr. Garone shall remain the Company’s Vice President, Finance, and will provide transition services as needed, until May 18, 2019, which represents one (1) year from the date that the Company filed a Biologics License Application for sacituzumab govtitecan with the U.S. Food and Drug Administration (the “Anniversary Date”), subject to earlier termination by the Company or by Mr. Garone for any reason upon 60 days’ prior written notice (the earliest such date, the “Termination Date”). For the period of time commencing on the Garone Effective Date and ending on the Termination Date, Mr. Garone will continue to receive his base salary, continue to participate in Company employee benefit plans in accordance with their terms and continue to vest into outstanding equity awards.

Subject to Mr. Garone’s continued employment through the Anniversary Date (except if earlier terminated as described below), in exchange for providing a general release of claims that becomes effective after the Termination Date, Mr. Garone will receive: (i) a lump sum payment equal to two times the sum of his base salary and target annual bonus; (ii) full acceleration of the vesting of his outstanding time-based equity awards; (iii) lump sum payments for pro-rated bonus amounts and unused vacation days; and (iv) payment or reimbursement of COBRA premiums for Mr. Garone and his covered dependents for up to 12 months following his Termination Date (the “Severance”). Additionally, Mr. Garone will also be entitled to the Severance to the extent Mr. Garone’s employment with the Company ceases due to (i) the Company terminating his employment for any reason after the Effective Date or (ii) Mr. Garone’s resignation for any reason after the Garone Effective Date; provided however, such termination or resignation will require 60 days’ prior written notice (such period, the “Notice Period”). The Company is permitted to terminate Mr. Garone’s employment at any time during the Notice Period and pay continued base salary through the end of the Notice Period in lieu of notice.

On January 8, 2017, we entered into a Change in Control and Severance Agreement with Mr. Garone that provided for certain severance benefits upon Mr. Garone’s termination. Pursuant to the Transition Agreement, the Change in Control and Severance Agreement was canceled and is no longer in effect.

Calculation of Potential Payments Upon Termination or Change in Control

The following table shows potential payments to our named executive officers under their employment agreements in the form in which those agreements existed as of June 30, 2018, or change in control and severance agreement, as the case may be, for various scenarios involving a change in control or termination of employment as described above for each named executive officer. The data in the table reflects June 30, 2018 as a hypothetical termination date or change in control date and, where applicable, reflects amounts calculated using the $23.67 closing price of our common stock on June 29, 2018 (as reported on the Nasdaq Global Market). All defined terms not defined in this section have the meanings set forth in each officer’s respective employment agreement or change in control and severance agreement.

Name	Trigger	Salary and Bonus ($)	Health and Welfare Benefits ($)	Stock Award Vesting Acceleration ($) (1)	Office and Secretarial Support ($)	Total ($)
Michael Pehl	Termination without Cause or Resignation for Good Reason (before Change in Control)	$1,208,123	$43,155	$—	$—	$1,251,278
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$2,048,000	$43,155	$1,408,189	$—	$3,499,344
	Voluntary Termination	$—	$—	$—	$—	$—
	Disability	$—	$—	$—	$—	$—
	Death	$—	$—	$—	$—	$—
Dr. Robert Iannone	Termination without Cause or Resignation for Good Reason (before Change in Control)	$284,935	$14,385	$—	$—	$299,320
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$667,000	$28,770	$644,700	$—	$1,340,470
	Voluntary Termination	$—	$—	$—	$—	$—
	Disability	$—	$—	$—	$—	$—
	Death	$—	$—	$—	$—	$—
Dr. Morris Rosenberg	Termination without Cause or Resignation for Good Reason (before Change in Control)	$316,308	$14,385	$—	$—	$330,693
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$516,308	$28,770	$552,771	$—	$1,097,849
	Voluntary Termination	$—	$—	$—	$—	$—
	Disability	$—	$—	$—	$—	$—
	Death	$—	$—	$—	$—	$—
Brendan P. Delaney	Termination without Cause or Resignation for Good Reason (before Change in Control)	$316,308	$14,385	$—	$—	$330,693
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$516,308	$28,770	$1,690,500	$—	$2,235,578
	Voluntary Termination	$—	$—	$—	$—	$—
	Disability	$—	$—	$—	$—	$—
	Death	$—	$—	$—	$—	$—

Michael R. Garone (2)	Termination without Cause or Resignation for Good Reason (before Change in Control during the Pre-Closing Period)	$910,000	$30,270	$630,216	$—	$1,570,486
	Termination without Cause or Resignation for Good Reason (following a Change in Control)	$910,000	$30,270	$630,216	$—	$1,570,486
	Expiration or Non-renewal of Employment Agreement by Company	$—	$—	$—	$—	$—
	Voluntary Termination	$—	$—	$—	$—	$—
	Disability	$—	$—	$—	$—	$—
	Death	$—	$—	$—	$—	$—

(1)         The amounts reflected in this column assume that all outstanding stock options and other stock-based awards became fully vested and exercisable, as applicable, upon the occurrence of a change in control.

(2) The amounts reflected for Mr. Garone reflect amounts payable pursuant to the Transition Agreement which was entered into on August 23, 2018. Pursuant to the Transition Agreement, the Change in Control and Severance Agreement that we entered into with Mr. Garone on January 8, 2017 was canceled and is no longer in effect.

The amounts shown in the table above and the assumptions upon which those amounts are based provide reasonable estimates of the amounts that would have been due to the named executive officers in the event that any of the circumstances described above had occurred on June 30, 2018. The actual amounts due to the named executive officers upon a triggering event will depend upon the actual circumstances and the then-applicable provisions of the employment agreements, change in control and severance agreement, stock option and restricted stock unit agreements and our stock incentive plans.

Fiscal Year 2018 Pension Benefits Table

The table disclosing pension benefits is omitted because we do not have any such pension benefit plans.

2018 Non-Qualified Deferred Compensation Table

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

Fiscal 2018 Director Compensation Table

The following table shows the compensation paid to our non-employee directors for their Board service during fiscal 2018:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Dr. Behzad Aghazadeh	$95,018	$55,002	$169,160	$319,180
Scott Canute	$83,646	$55,002	$169,160	$307,808
Peter Barton Hutt	$70,498	$55,002	$169,160	$294,660
Dr. Khalid Islam	$94,674	$55,002	$169,160	$318,836
Brian A. Markison	$—	$55,002	$54,998	$110,000
Dr. David Goldenberg (3)	$30,250	$—	$—	$30,250
Cynthia Sullivan	$18,750	$—	$—	$18,750

(1)    Consists of amounts described below under “Cash Compensation.”

(2)    Represents the aggregate grant date fair value of RSUs and options computed in accordance with FASB ASC Topic 718. For information regarding assumptions underlying the determination of grant date fair value of equity awards in accordance with FASB ASC Topic 718, see Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

(3) Dr. David Goldenberg is the former Chief Patent Officer and Chief Scientific Officer and former director of the Company.

Cash Compensation

For fiscal 2018, each non-employee director of Immunomedics received:

Fees*	Fiscal 2018*	For each:
Basic retainer:	$45,000	Fiscal year
Additional retainers:
Non-executive Chairman of the Board	$45,000	Fiscal year
Chairman of the Executive Committee	$20,000	Fiscal year
Chairman of the Audit Committee	$20,000	Fiscal year
Member of the Audit Committee	$10,000	Fiscal year
Chairman of the Compensation Committee	$15,000	Fiscal year
Member of the Compensation Committee	$7,250	Fiscal year
Chairman of the Governance & Nominating Committee	$10,000	Fiscal year
Member of the Governance & Nominating Committee	$5,000	Fiscal year

*      We also reimburse non-employee directors for reasonable travel and out-of-pocket expenses in connection with their service as directors. We do not pay fees on a per meeting basis.

Stock Compensation

Pursuant to the compensation policy adopted by the Compensation Committee on July 3, 2017, each individual who is first elected or appointed as a non-employee director is automatically granted, on the date of such initial election or appointment, 22,500 nonqualified stock options. Initial option grants become fully vested on the first anniversary of the date of grant, provided such director remains a director on such date, and have an exercise price equal to the fair market value of the common stock on the date of grant, a maximum term of seven years from the date of grant and a post-termination exercise period of 12 months following the date of the non-employee director’s cessation of service on account of (i) the director’s death or (ii) upon a change in control or hostile take-over of the Company; however, in no event will the options be exercisable beyond their original term.

In addition to the foregoing initial grants, pursuant to the compensation policy adopted by the Compensation Committee, each individual who continues to serve as a non-employee director on the date of each annual stockholders meeting shall receive an annual grant of non-qualified stock options and restricted stock units (“RSUs”), each equal in value to $55,000. The Compensation Committee, as administrator of the 2014 Plan, will determine the actual number of stock options and RSUs at the time of each such annual grant. Annual option grants become fully vested on the first anniversary of the grant date, provided such director remains a director on such date, and have an exercise price equal to the fair market value of the common stock on the date of grant, a maximum term of seven years from the date of grant and a post-termination exercise period of 12 months following the date of the non-employee director’s cessation of service on account of the director’s death or total and permanent disability. Annual RSU grants vest in full upon the director’s completion of one year of service as a non-employee director from the date of grant. Notwithstanding the foregoing, annual RSU grants will immediately vest upon (i) a non-employee director’s cessation of service as a non-employee director by reason of death or permanent disability, or (ii) upon a change in control or hostile take-over of the Company (as defined in the 2014 Plan).

Option and RSU Grants to Non-Employee Directors During Fiscal Year 2018

During fiscal year 2018, the following non-employee directors were granted options to purchase shares of common stock and RSUs. All option and RSU grants listed below were made under the 2014 Plan.

	Stock Options			RSUs
Director	Number of Shares Underlying Options Granted	Grant Date	Exercise Price Per Share	Number of Shares Underlying Stock Awards (RSUs) Granted	Grant Date
Dr. Behzad Aghazadeh	6,497	4/02/2018	$14.29	3,849	4/02/2018
	22,500	7/03/2017	$9.02	—	—
Scott Canute	6,497	4/02/2018	$14.29	3,849	4/02/2018
	22,500	7/03/2017	$9.02	—	—
Peter Barton Hutt	6,497	4/02/2018	$14.29	3,849	4/02/2018
	22,500	7/03/2017	$9.02	—	—
Dr. Khalid Islam	6,497	4/02/2018	$14.29	3,849	4/02/2018
	22,500	7/03/2017	$9.02	—	—

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF OUR COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 30, 2018 for: (i) the executive officers named in the “Summary Compensation Table” on page 19 of this annual report; (ii) each of our directors; (iii) all of our current directors and executive officers as a group; and (iv) each stockholder known by us to own beneficially more than five percent (5%) of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.

The SEC deems shares of common stock that may be acquired by an individual or group within 60 days of June 30, 2018 pursuant to the exercise of options, warrants or other convertible securities to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such securities are not deemed to be outstanding for the purpose of computing the percentage ownership of any other stockholder shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage ownership is based on 186,766,434 shares of common stock outstanding on June 30, 2018.

Name of beneficial owner**	Number of shares	Percentage of common stock
Dr. Behzad Aghazadeh(1)	17,714,461	9.5%
Scott Canute	—	*
Peter Barton Hutt	—	*
Dr. Khalid Islam	—	*
Michael Pehl	—	*
Usama Malik	—	*
Dr. Robert Iannone	—	*
Dr. Morris Rosenberg(2)	15,000	*
Brendan Delaney	—	*
Michael R. Garone(2)	20,000	*
All Directors and Executive Officers as a group (10 persons)(3)	17,749,461	9.5%
venBio Select Advisor LLC(4)	17,714,461	9.5%
120 West 45th Street, Suite 2802 New York, NY 10036
The Vanguard Group, Inc. (5)	14,171,524	7.6%
PO Box 2600
Valley Forge, PA 19482-2600
BlackRock, Inc.(6)	10,446,171	5.6%
55 East 52nd Street New York, NY 10055

*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.
**
Except as noted, the address of each of person listed in the above table is c/o Immunomedics, Inc., 300 The American Road, Morris Plains, New Jersey 07950. All information in the table is based upon reports filed with the SEC or upon a Questionnaire for Directors, Officers and Five Percent Stockholders submitted to us in connection with the preparation of this annual report.

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

(2)         Consists of shares subject to stock options exercisable currently or within 60 days of June 30, 2018.

(3)         See footnotes 1-2 above regarding shares subject to stock options exercisable currently or within 60 days of June 30, 2018 and restricted stock units which will vest within 60 days of June 30, 2018.

(4)         This information is based solely on a Form 13F report by venBio Select Advisor LLC for the quarter ended June 30, 2018. The securities reported are held on behalf of accounts managed by venBio Select Advisor LLC, a Delaware limited liability company (the “Investment Manager”) and venBio Select Fund LLC, a Delaware limited liability company, a fund managed by the Investment Manager. Dr. Aghazadeh serves as the portfolio manager and controlling person of the Investment Manager. Dr. Aghazadeh and the Investment Manager expressly disclaim beneficial ownership of the securities reported herein except to the extent of its or his pecuniary interest in such securities.

(5)         This information is based solely on a Form 13F report by the Vanguard Group, Inc. for the quarter ended June 30, 2018.

(6)         This information is based solely on a Form 13F report by BlackRock, Inc. for the quarter ended June 30, 2018, BlackRock, Inc. is the parent holding company of certain institutional investment managers. For purposes of the reporting requirements under Section 13(f) of the Securities Exchange Act of 1934 (the Act), and the rules promulgated thereunder, BlackRock, Inc. itself does not exercise, and therefore disclaims, investment discretion with respect to any Section 13(f) securities positions over which its investment operating subsidiaries exercise such discretion. To the extent, however, that BlackRock's ownership interest in such subsidiaries may nevertheless give rise to a Form 13F obligation on behalf of BlacRock, Inc., the information required by Form 13F is reported herein on behalf of all such subsidiaries.

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

(1)         Refers to Immunomedics, Inc. the 2014 Long-Term Incentive Plan.

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

Any proposed related person transaction must be reported to the Company’s President and Chief Executive Officer (the “Compliance Officer”). The policy calls for the transaction to be reviewed by a Compliance Officer and, if deemed appropriate, approved by the Board of Directors of the Company (or an authorized committee of the Board of Directors). The transaction should be approved in advance whenever practicable. If not practicable, the Compliance Officer and, if deemed appropriate, the Board of Directors, will review, and may, if deemed appropriate, ratify the related person transaction.

A related person transaction will be considered approved or ratified if it is authorized by the Compliance Officer and the Board of Directors of the Company (or an authorized committee of the Board of Directors) after full disclosure of the related person’s interest in the transaction. In considering related person transactions, the Compliance Officer and the Board of Directors (or an authorized committee of the Board of Directors) will consider any information considered material to investors and the following factors:

·                  the related person’s interest in the transaction;

·                  the approximate dollar value of the transaction;

·                  whether the transaction was undertaken in the ordinary course of our business;

·                  whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and

·                  the purpose and potential benefit to us of the transaction.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain of our affiliates, including former members of our senior management and Board of Directors, as well as their respective family members and other affiliates, have relationships and agreements among themselves as well as with us and our affiliates, that create the potential for both real, as well as perceived, conflicts of interest.

IBC Pharmaceuticals

IBC Pharmaceuticals, Inc. (“IBC”) is a majority-owned subsidiary of Immunomedics. Dr. David Goldenberg, our former Chief Scientific Officer, Chief Patent Officer and former member of our Board of Directors, is a minority stockholder and director of IBC.

As of June 30, 2018, the shares of IBC were held as follows:

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

In each of the fiscal years 2018, 2017, and 2016, Dr. Goldenberg received $0 thousand, $41 thousand, and $87 thousand, respectively, in compensation for his services to IBC.

M Rosenberg BioPharma Consulting LLC

On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee. Between May 5, 2017 and January 7, 2018 Mr. Rosenberg was engaged by the Company as an independent consultant pursuant to a consulting agreement between the Company and Mr. Rosenberg’s consulting company, M Rosenberg BioPharma Consulting LLC. The Company paid M Rosenberg BioPharma Consulting LLC $555,099 during this time and Morris Rosenberg was also granted stock options to purchase 45,000 shares of the Company's common stock pursuant to the 2014 Plan. From January 8, 2018 through June 30, 2018, the Company paid M Rosenberg BioPharma $839,631 for services agreed upon prior to Mr. Rosenberg becoming a full-time employee. As part of his employment contract, 50% of the 45,000 shares granted to Mr. Rosenberg as a consultant were forfeited, and the remaining 50% continue to vest. Mr. Rosenberg received 27,027 stock options and 77,362 PSUs and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC based on certain restrictions outlined in Mr. Rosenberg's employment agreement with the Company. Additionally, during his employment period, except with the prior written consent of the Board, Mr. Rosenberg is not permitted to enter into any contract, agreement or other transaction arrangement to provide goods and or services to the Company through M Rosenberg BioPharma Consulting LLC.

Independence of Non-Employee Directors

Good corporate governance requires that a majority of the Board of Directors consist of members who are “independent.” There are different measures of director independence—independence under listing standards of the Nasdaq Global Market, under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and under Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Board of Directors has recently reviewed information about each of our non-employee directors and determined that each of Dr. Behzad Aghazadeh, Mr. Scott Canute, Mr. Peter Barton Hutt and Dr. Khalid Islam are deemed “independent” under applicable law and the listing standards of the Nasdaq Global Market, and accordingly, we have a majority of independent directors on our Board.

Item 14.     Principal Accounting Fees and Services.

Fees of Our Independent Registered Public Accounting Firm

The following table sets forth the fees billed by KPMG LLP for professional services rendered for the audit of our fiscal 2018 and 2017 financial statements and the fees billed in fiscal 2018 and 2017 for the other services listed below.

	2018	2017
Audit Fees(1)	$720,000	$539,000
Audit-related Fees(2)	—	30,000
All Other Fees(3)	1,780	—
Total	$721,780	$569,000

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

Documents filed or furnished as part of this Amendment No. 2 to Form 10-K/A:

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

IMMUNOMEDICS, INC.

Date: October 29, 2018	By:	/s/Usama Malik
Usama Malik
Principal Financial Officer