Form 10-Q
period 2018-09-30
IMMUNOMEDICS INC
filed 2018-11-07
CIK 722830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑ Accelerated Filer ◻
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

The number of shares of the registrant’s common stock outstanding as of November 5, 2018 was 190,019,435.

-IMMUNOMEDICS, INC.

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)
(Unaudited)

	September 30, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$580,594	$612,057
Marketable securities	4,941	26,745
Accounts receivable, net of allowances of $0 at September 30, 2018 and June 30, 2018, respectively	—	46
Other current assets	8,479	9,532
Total current assets	594,014	648,380
Property and equipment, net of accumulated depreciation of $31,449 thousand and $30,858 thousand at September 30, 2018 and June 30, 2018, respectively	18,587	15,733
Other long-term assets	61	60
Total Assets	$612,662	$664,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$33,710	$31,664
Liability related to sale of future royalties - current	4,482	3,009
Warrant liabilities	5,979	8,973
Deferred revenues	—	94
Total current liabilities	44,171	43,740
Convertible senior notes, net	19,799	19,763
Liability related to sale of future royalties - non-current	207,280	198,998
Other long-term liabilities	2,097	1,986
Total Liabilities	273,347	264,487
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.1 par value; shares authorized 250,000 thousand; shares issued 187,143 thousand and shares outstanding 187,079 thousand at September 30, 2018; shares issued 186,801 thousand and shares outstanding 186,766 thousand at June 30, 2018	1,871	1,868
Capital contributed in excess of par	1,203,025	1,194,998
Treasury stock, at cost: 64 thousand shares at September 30, 2018 and 35 thousand shares at June 30, 2018	(1,092)	(458)
Accumulated deficit	(859,717)	(795,548)
Accumulated other comprehensive loss	(334)	(353)
Total Immunomedics, Inc. stockholders' equity	343,753	400,507
Noncontrolling interest in subsidiary	(4,438)	(821)
Total stockholder's equity	339,315	399,686
Total Liabilities and Stockholders' Equity	$612,662	$664,173
See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
Revenues:
Product sales	$—	$526
License fee and other revenues	—	1
Research and development	—	163
Total revenues	—	690

Costs and Expenses:
Costs of goods sold	—	70
Research and development	38,239	17,342
Sales and marketing	5,799	226
General and administrative	13,131	4,650
Total costs and expenses	57,169	22,288
Operating loss	(57,169)	(21,598)
Changes in fair market value of warrant liabilities	1,218	(86,378)
Loss on induced exchanges of debt	—	(13,005)
Interest expense	(10,142)	(2,647)
Interest and other income	1,694	416
Insurance reimbursement	190	4,366
Foreign currency transaction gain, net	—	84
Loss before income tax	(64,209)	(118,762)
Income tax (expense) benefit	—	—
Net loss	$(64,209)	$(118,762)
Net loss attributable to noncontrolling interest	(40)	(17)
Net loss attributable to Immunomedics, Inc. stockholders	$(64,169)	$(118,745)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	(0.34)	(0.97)
Weighted average shares used to calculated loss per common share (basic and diluted):	186,937	122,550
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4	(73)
Unrealized gain on securities available for sale	15	32
Other comprehensive income (loss), net of tax:	19	(41)
Comprehensive loss	(64,190)	(118,803)
Comprehensive loss attributable to noncontrolling interest	(40)	(17)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(64,150)	$(118,786)
See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(64,209)	$(118,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(1,218)	86,378
Depreciation and amortization	591	213
Loss on induced exchanges of debt	—	13,005
Amortization of deferred revenue	(94)	(17)
Amortization of bond premiums	3	(14)
Amortization of debt issuance costs	36	1,569
Amortization of deferred rent	109	(9)
(Decrease) increase in allowance for doubtful accounts	—	3
Non-cash expense related to stock compensation	1,734	584
Changes in operating assets and liabilities	13,396	(3,520)
Net cash used in operating activities	(49,652)	(20,570)
Cash flows from investing activities
Purchases of marketable securities	—	(245)
Proceeds from sales/maturities of marketable securities	21,818	15,124
Purchases of property and equipment	(3,184)	(789)
Net cash provided by investing activities	18,634	14,090
Cash flows from financing activities:
Exercise of stock options	131	612
Exercise of warrants	375	—
Sale of common stock and warrants, net of related expenses	—	5,906
Direct cost of raising equity	—	(419)
Tax withholding payments for stock compensation	(167)	(51)
Net cash provided by financing activities	339	6,048
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	4	(2)
Net decrease in cash, cash equivalents and restricted cash	(30,675)	(434)
Cash, cash equivalents and restricted cash beginning of period	612,582	43,393
Cash, cash equivalents and restricted cash end of period	$581,907	$42,959
Supplemental disclosure of cash flow information:
Interest paid	$475	$2,375
Schedule for non-cash investing and financing activities:
Issuance of common shares for debt conversion	$—	$80,000
Accrued capital expenditures	$2,449	$—
Shares received in cashless exercise	$634	$—
Non-cash component of warrant exercise	$1,776	$11,242
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	September 30, 2018	June 30, 2018
Cash and cash equivalents	$580,594	$612,057
Restricted cash in other current assets	1,313	525
Total cash, cash equivalents and restricted cash	$581,907	$612,582
See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
Reference is made to the Annual Report on Form 10-K, as amended, of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the fiscal year ended June 30, 2018, which contains our audited consolidated financial statements and the notes thereto.

1.	Business Overview, Basis of Presentation and Recent Accounting Pronouncements

Business Overview
Immunomedics, Inc., a Delaware corporation (“Immunomedics” or the “Company”), is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer. Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for patients with difficult to treat solid tumor and blood cancers. The Company currently reports as a single industry segment with substantially all business conducted in the United States ("United States"). Immunomedics conducts its research activities in the United States and runs its development studies in the United States and selected European countries. Our corporate objective is to become a fully-integrated biopharmaceutical company and a leader in the field of antibody-drug conjugates (“ADCs”). To that end, our immediate priority is to commercialize our most advanced ADC product candidate, sacituzumab govitecan (“IMMU-132”), beginning in the United States, with metastatic triple-negative breast cancer (“mTNBC”) as the first indication.  On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the Food and Drug Administration ("FDA") that the BLA was accepted for filing and granted Priority Review with a PDUFA target action date of January 18, 2019. If approved, sacituzumab govitecan would be the first and only ADC approved for the treatment of mTNBC.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporate our subsidiaries, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three-month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2019, or any other period. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Accounting Pronouncements adopted during the year:

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this update require that cash and cash equivalent balances in a statement of cash flows include those amounts deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We adopted the amendments in this accounting standard update in the first quarter of fiscal 2019 on a retrospective basis resulting in an immaterial impact to our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments,” which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. ASU 2016-15 was effective for us in our first quarter of fiscal 2019 and did not result in any changes to the presentation of our Consolidated Statement of Cash Flows upon adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and has subsequently issued a number of amendments to Topic 606. On July 1, 2018, we adopted Topic 606 using the modified retrospective method. The adoption of Topic 606 did not have a material impact to our condensed consolidated financial statements.

Accounting Pronouncements yet to be adopted:

In August 2018, the FASB issued ASU 2018-13, "Fair Value measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," to no longer require public companies to disclose transfers between Level 1 and Level 2 of the fair value hierarchy, and to require disclosure about the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. We are currently assessing the impact of ASU 2018-13.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation," to improve the usefulness of information provided to users of financial statements while reducing cost and complexity in financial reporting and provide guidance aligning the measurement and classification for share-based payments to nonemployees with the guidance for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, but no earlier than an entity's adoption date of Topic 606. We are currently assessing the impact of ASU 2018-07.

In February 2016, the FASB issued ASU 2016-02, “Leases,” and issued subsequent amendments to the initial guidance contained within ASU 2017-13. This standard requires a lessee to record the assets and liabilities for the rights and obligations created by lease terms of more than 12 months on the balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We are currently assessing the impact of ASU 2016-02.

2 .     Revenue Recognition
Pursuant to Topic 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five step model that includes i) identifying the contract with a customer, ii) identifying the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the performance obligations, and v) recognizing revenue when, or as, an entity satisfies a performance obligation.
At contract inception, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

3.          Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at September 30, 2018 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$—	$4,941

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2018 (in thousands):

	Fair Value	Net Carrying Amount
Due after one year through five years	$4,941	$4,954

Marketable securities at June 30, 2018 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Treasury Bonds	$9,641	$—	$(9)	$9,632
Certificate of Deposits	5,610	—	—	5,610
U.S. Government Sponsored Agencies	6,751	—	(2)	6,749
Corporate Debt Securities	4,510	—	(5)	4,505
Commercial Paper	249	—	—	249
	$26,761	$—	$(16)	$26,745

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2018 (in thousands):

	Fair Value	Net Carrying Amount
Due within one year	$21,745	$21,860
Due after one year through five years	5,000	5,009
	$26,745	$26,869

4.    Debt

Liability related to sale of future royalties:

On January 7, 2018, the Company entered into a funding agreement with RPI Finance Trust, a Delaware statutory trust ("RPI"), under which we sold a portion of our right to receive royalties on potential net sales of the ADC sacituzumab govitecan, in exchange for $175.0 million in cash. Concurrently, we entered into a common stock purchase agreement with RPI through which RPI purchased 4.4 million shares of the Company's common stock for $75.0 million (the "Financing").

The Company concluded that there were two units of accounting in the transaction: (1) the Liability related to the sale of future royalties and (2) the "Financing". We allocated the consideration of $250.0 million on a relative fair value basis to the liability for $182.2 million and the common stock for $67.8 million. We continue to accrete the Liability related to the sale of future royalties using the interest method with an annual interest rate of approximately 19.3%. As of June 30, 2018, we determined the fair value at $202.0 million. During the three months ended September 30, 2018, the Company recognized $9.8 million in interest expense.

Convertible Senior Notes:

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the "Convertible Senior Notes") (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Notes was 5.48% for the period from the date of issuance through September 30, 2018.

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

On September 21, 2017, the Company entered into separate, privately negotiated exchange agreements, (the "September 2017 Exchange Agreements") with certain holders of the Convertible Senior Notes. Under the September 2017 Exchange Agreements, such holders agreed to convert an aggregate $80.0 million of Convertible Senior Notes held by them. In total, the Company issued an aggregate 16.8 million shares of common stock in the September 2017 Exchange Agreements. The shares represent an aggregate of 1.1 million shares more than the number of shares into which the exchanged Convertible Senior Notes were convertible under their original terms. As a result of the September 2017 Exchange Agreements, the Company recognized a loss on induced exchanges of debt of $13.0 million representing the fair value of the incremental consideration paid to induce the holders to exchange their Convertible Senior Notes for equity (i.e., 1.1 million shares of common stock), based on the closing market price of the Company's Common Stock on the date of the September 2017 Exchange Agreements.

On October 2, 2018, the Company entered into privately negotiated exchange agreements (the "October 2018 Exchange Agreements"), with a limited number of holders of the Convertible Senior Notes. Under the October 2018 Exchange Agreements, the Company exchanged, in a private placement, $12.9 million in aggregate principal amount of the Convertible Senior Notes held by such holders for 2.6 million newly issued shares of the Company's common stock, par value $0.01 per share.

As a result of the October 2018 Exchange Agreements, the outstanding aggregate principal amount of the Convertible Senior notes was reduced to $7.1 million in the second quarter of fiscal 2019.

Total interest expense for the Convertible Senior Notes for the three months ended September 30, 2018 and 2017 was $0.2 million and $2.6 million, respectively. Included in interest expense was an immaterial amount of amortization of debt issuance costs for the three months ended September 30, 2018, and $1.6 million for the three months ended September 30, 2017 (which included $1.4 million of accelerated amortization of debt issuance costs associated with the $80.0 million exchange of Convertible Senior Notes in September 2017 for the three months ended September 30, 2017).

5.     Share-based Compensation

Stock Incentive Plan
The Company has a stock incentive plan, the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “Plan”) that provides for the granting of stock options, restricted stock units (RSUs), performance stock options (PSOs) and other stock-based awards to eligible individuals on the terms and subject to the conditions set forth in the Plan. There have been no significant modifications to the Plan during the three months ended September 30, 2018 or 2017.
The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of comprehensive loss (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Research and development	$620	$350
Sales and marketing	271	—
General and administrative	843	233
Total share-based compensation expense	$1,734	$583
The following table summarizes the activity for stock options, RSUs and PSOs for the three months ended September 30, 2018 (in thousands):

	Stock Options	RSUs	PSOs
Equity awards outstanding, beginning of year	3,549	1,535	538
Changes during the year:
Granted	1,279	15	—
Exercised	(219)	(30)	—
Expired or forfeited	(23)	—	—
Equity awards outstanding, end of period	4,586	1,520	538
As of September 30, 2018, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows ($ in thousands):

	Stock Options	RSUs	PSOs
Unrecognized compensation cost	$25,959	$405	$3,228
Expected weighted-average period in years of compensation cost to be recognized	3.7	1.3	3.3

6.    Estimated Fair Value of Financial Instruments

Cash equivalents and marketable securities:

	($ in thousands)
September 30, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$324,375	$—	$—	$324,375
Marketable Securities:
U.S. Government Sponsored Agencies	4,941	—	—	4,941
Total	$329,316	$—	$—	$329,316

	($ in thousands)
June 30, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$300,865	$—	$—	$300,865
Marketable Securities:
U.S. Treasury Bonds	9,632	—	—	9,632
Certificate of Deposits	5,610	—	—	5,610
U.S. Government Sponsored Agencies	6,749	—	—	6,749
Corporate Debt Securities	4,505	—	—	4,505
Commercial Paper	249	—	—	249
Total	$327,610	$—	$—	$327,610

(a) Level 1 - Financial instruments whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date.

(b) Level 2 - Financial instruments whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

(c) Level 3 - Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset.

(d) The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of September 30, 2018		As of June 30, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Convertible Senior Notes	$19,799	$79,424	$19,763	$89,436

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs (see Note 4).

Warrant Liabilities

The Company has determined its warrant liabilities to be a Level 2 fair value measurement and used the Black Scholes valuation model to calculate the fair value. At the measurement dates, the Company estimated the fair value for the warrants based on a Black-Scholes valuation model and using the following assumptions:

	September 30, 2018 (2)	June 30, 2018 (2)	June 30, 2017 (1)	June 30, 2017 (2)	February 10, 2017	October 11, 2016
Risk-free interest rate	2.12%	1.95%	1.14%	1.38%	1.47%	0.87%
Expected remaining term	0.03 years	0.3 years	0.5 years	1.3 years	3.0 years	2.0 years
Expected volatility	60.00%	60.00%	69.34%	73.85%	71.42%	75.00%
Dividend yield	—%	—%	—%	—%	—%	—%

(1)	Represents the fair value assumptions for the warrants issued in connection with February 10, 2017 stock purchase agreement.

(2)	Represents the fair value assumptions for the warrants issued in connection with October 11, 2016 public offering.

The following table sets forth the warrant activity, including transfers of warrant liabilities to equity upon exercise, for the year ended September 30, 2018 (in thousands):

	Number of Warrants	Estimated Fair Value Level 2
(in thousands)
Fair value - June 30, 2018	450	$8,973
Warrants exercised	(100)	(1,776)
Changes in fair market value of warrant liabilities	—	(1,218)
Fair value - September 30, 2018	350	$5,979

7.          Stockholders’ Equity

Common Stock
On October 11, 2016, the Company completed an underwritten public offering of 10 million shares of its common stock and accompanying warrants to purchase 10 million shares of common stock at a purchase price of $3.00 per unit, comprised of one share of common stock and one warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.6 million, respectively, after deducting the underwriting discounts and commissions as well as estimated expenses related to the offering. The warrants became exercisable nine months following the date of issuance and will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. On the date of issuance, the fair value of these warrants was determined to be $7.3 million and recognized as a liability. The warrants under certain situations require cash settlement by the Company. During the three months ended September 30, 2018, there were 100,000 warrants exercised. The fair value of the 100,000 exercised warrants decreased $0.2 million from June 30, 2018, to the dates of exercise which has been recognized in the accompanying consolidated statements of comprehensive loss. The $1.8 million fair value of the warrants as of the exercise dates was reclassified to capital contributed in excess of par. As of September 30, 2018, there were 350,000 warrants outstanding.

During October 2018, the remaining warrants were exercised. No warrants remain outstanding.

Treasury Stock

During the three months ended September 30, 2018, there were 29,428 shares received in connection with a non-cash equity transaction related to the Company's Plan.

8.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, July 1, 2018	$(339)	$(14)	$(353)
Other comprehensive income before reclassifications	4	15	19
Net current-period other comprehensive income	4	15	19
Balance, September 30, 2018	$(335)	$1	$(334)
Balance, July 1, 2017	$(234)	$(69)	$(303)
Other comprehensive (loss) income before reclassifications	(73)	32	(41)
Net current-period other comprehensive (loss) income	(73)	32	(41)
Balance, September 30, 2017	$(307)	$(37)	$(344)
There were no amounts reclassified from accumulated other comprehensive income (loss). All components of accumulated other comprehensive loss are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

9.        Related Party Transactions

On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee. Between May 5, 2017 and January 7, 2018, Mr. Rosenberg was engaged by the Company as an independent consultant pursuant to a consulting agreement between the Company and Mr. Rosenberg’s consulting company, M Rosenberg BioPharma Consulting LLC. The Company paid M Rosenberg BioPharma Consulting LLC $555 thousand during this time and Morris Rosenberg was also granted stock options to purchase 45,000 shares of the Company's common stock pursuant to the Immunomedics, Inc. 2014 Long-Term Incentive Plan. From July 1, 2018 through September 30, 2018, the Company paid M Rosenberg BioPharma $347 thousand for services agreed upon prior to Mr. Rosenberg becoming a full-time employee. As part of his employment contract, 50% of the 45,000 shares granted to Mr. Rosenberg as a consultant were forfeited, and the remaining 50% continue to vest. Mr. Rosenberg received 104,389 stock options and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC based on certain restrictions outlined in the contract. Additionally, during his employment period, except with the prior written consent of the Board, Mr. Rosenberg is not permitted to enter into any contract, agreement or other transaction arrangement to provide goods and/ or services to the Company through M Rosenberg BioPharma Consulting LLC.

10.    Collaboration Agreement

AstraZeneca/MedImmune

In June 2018, the Company entered into a clinical collaboration with AstraZeneca and its global biologics research and development arm, MedImmune, to evaluate in Phase 1/2 studies the safety and efficacy of combining AstraZeneca’s Imfinzi® (durvalumab), a human monoclonal antibody directed against PD-L1, with sacituzumab govitecan as a treatment of patients with triple-negative breast cancer (“TNBC”) and UC.

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

11.    Commitments and Contingencies

Commitments and Contingencies

a. Legal Matters
Patent litigation:
Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016 in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D. seeking lost profits, unjust enrichment damages and compensatory damages resulting from the infringement of its patents. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserts defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey. The court granted this motion on January 25, 2017. On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit. On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claim result.” On May 11, 2017, the court entered an order referring the matter to mediation and designating Garrett E. Brown, Jr. (ret.) as the mediator. The mediation did not result in a settlement. On October 25, 2018, the Company entered into a Settlement Agreement with the defendants in this action, agreeing to dismiss all claims with prejudice in exchange for a settlement payment of $2.4 million.

Stockholder complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., No. 2:16-cv-03335, filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., No. 2:16-cv-03374, filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and SEC filings beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntary dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018 and the motion was fully briefed as of April 4, 2018.  Oral arguments have not yet been scheduled.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. No. 2017-0108-VCL (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. Goldenberg, Ms. Sullivan and Mr. Brian A. Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio the Company and Greenhill entered into the Greenhill Term Sheet. On February 9, 2018, the Court of Chancery approved the Settlement, and entered an order and partial judgment releasing all claims that were asserted by venBio against the Individual Defendents and Greenhill in the venBio Action and awarding venBio fees and expenses. On May 24, 2018 the remaining parties to the venBio Action participated in a mediation of the claims against Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh. The mediation was unsuccessful. Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh have submitted motions to dismiss the claims against them in the venBio Action, which remain pending in the Court of Chancery.

b. Other matters:

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

c. Purchase Obligations:

On September 11, 2018, we entered into a Master Services Agreement (the “MSA”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will provide the Company with certain biologics manufacturing and development services in accordance with one or more product specific agreements. In connection with the MSA, on September 11, 2018, we also entered into a product specific agreement with Samsung (the "PSA") for the production of hRS7, the antibody used in the Company’s lead antibody drug conjugate candidate, sacituzumab govitecan. As a result of entering into the PSA with Samsung, our purchase commitments increased during the quarter. Our total commitments and purchase obligations for manufacturing and consulting services now total $40.0 million in 2019, $31.6 million in 2020 and $10.4 million in 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Quarterly Report, and they may also be made a part of this Quarterly Report by reference to other documents filed with the SEC, which is known as “incorporation by reference.”
Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, issuance of equity financing in order to continue our research and development activities and secure regulatory approval of and market our drug candidates; our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent-infringement claims and other stockholder litigation; and risks of new, changing and competitive technologies and regulations in the United States and internationally. Refer to Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for more information.
In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company, or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
Overview

We are a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with chemotherapeutics, cytokines or toxins.
We believe that our antibodies have therapeutic potential, in some cases as a naked antibody or when conjugated with chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of effective anti-tumor compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional chemotherapy. This treatment method is designed to optimize the therapeutic window through reducing the systemic exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects while maximizing the concentration of the therapeutic agent at the tumor potentially leading to better efficacy.

Our portfolio of investigational products includes antibody-drug conjugates ("ADCs") that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually associated with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (“IMMU-132”) and labetuzumab govitecan (“IMMU-130”), which are in advanced trials for a number of solid tumors. Sacituzumab govitecan is our lead product candidate and has received Breakthrough Therapy Designation from the United States Food and Drug Administration ("FDA") for the treatment of patients with metastatic triple-negative breast cancer ("mTNBC") who have received at least two prior therapies for metastatic disease.

Our corporate strategy is to commercialize sacituzumab govitecan on our own in the United States for the benefit of patients with mTNBC and the creation of value for our stockholders. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and granted Priority Review with a PDUFA target action date of January 18, 2019. If approved, sacituzumab govitecan would be the first and only ADC approved for the treatment of mTNBC.

As of September 30, 2018, we had $585.5 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support our next phase of growth as we focus on commercializing and developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), advanced HR+ BC, advanced NSCLC and other indications of high medical need, (ii) further build our clinical, medical affairs, commercial and manufacturing infrastructure, (iii) begin to commercialize sacituzumab govitecan globally. In doing so and on the basis of our cash position, we believe we will be able to fund operations assuming we meet our regulatory and commercial objectives. However, in case of regulatory delays, alterations to our commercial forecast, or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and Globally, and (ii) potential private and capital markets financing.

On September 11, 2018, we entered into a Master Services Agreement (the “MSA”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will provide the Company with certain biologics manufacturing and development services in accordance with one or more product specific agreements. In connection with the MSA, on September 11, 2018, we also entered into a product specific agreement with Samsung for the production of hRS7, the antibody used in the Company’s lead antibody drug conjugate candidate, sacituzumab govitecan.

To accelerate the clinical and preclinical development of sacituzumab govitecan, we have entered into clinical collaborations with AstraZeneca and Clovis to investigate the ADC in earlier lines of therapy for mTNBC and advanced UC in combination with checkpoint and PARP inhibitors, respectively. We are also working with the University of Wisconsin on a clinical study in prostate cancer, and Yale University Cancer Center on a clinical study in endometrial and cervical cancers.

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
For a description of our significant accounting policies, refer to "Part II, Item 8. Financial Statements and Supplementary Data, Note 2 - Summary of Significant Accounting Policies" in our 2018 Annual Report on Form 10-K, as amended. Of these policies, the following are considered critical to an understanding of our Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; (i) Common stock warrants (ii) Interest expense on liability related to sale of future royalties, and (iii) Stock-based compensation.
Our critical accounting estimates and assumptions impacting the consolidated financial statements relate to revenue, stock compensation expenses, interest expense on liability related to sale of future royalties, and determination of fair value of warrants. Refer to "Note 2 - Revenue", "Note 4 - Debt", and "Note 6 - Estimated Fair Value of Financial Instruments", respectively, for more information.
Recent Accounting Pronouncements

Refer to "Note 1 - Business Overview, Basis of Presentation and Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire fiscal year or any other future period.
Three-Month Period Ended September 30, 2018 Compared to 2017

Revenues

			($ in thousands)
			(Decrease)/Increase
Three Months Ended September 30,	2018	2017	2018 vs 2017
Product sales	$—	$526	$(526)	nm
License fee and other revenues	—	1	(1)	nm
Research and development	—	163	(163)	nm
Total revenues	$—	$690	$(690)	nm
nm - not meaningful
Total revenue for the three months ended September 30, 2018 decreased compared to the three months ended September 30, 2017, primarily due to the discontinued sale of LeukoScan® during third quarter of fiscal 2018 to focus on our ADC business.

Costs and Expenses

			($ in thousands)
			(Decrease)/Increase
Three Months Ended September 30,	2018	2017	2018 vs 2017
Costs of goods sold	$—	$70	$(70)	nm
Research and development	38,239	17,342	20,897	nm
Sales and marketing	5,799	226	5,573	nm
General and administrative	13,131	4,650	8,481	nm
Total costs and expenses	$57,169	$22,288	$34,881	nm
nm - not meaningful
Total costs and expenses for the three months ended September 30, 2018 increased compared to the three months ended September 30, 2017, primarily due to an increase in research and development expenses of $20.9 million, an increase in general and administrative expenses of $8.5 million, and an increase in sales and marketing expenses of $5.6 million attributed primarily to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, and to expand clinical development of sacituzumab govitecan into earlier lines of therapy and other indications.

Cost of Goods Sold

The cost of goods sold for the three months ended September 30, 2018 decreased compared to the three months ended September 30, 2017, primarily due to the discontinued sale of LeukoScan® during the third quarter of fiscal 2018 to focus on the ADC business.

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

Research and development costs increased for the three months ended September 30, 2018, approximately $20.9 million to $38.2 million compared to the three months ended September 30, 2017. The increase in research and development costs for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, relate primarily to increases in outside manufacturers' organizations services costs related to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, an increase in outside consulting services to improve our manufacturing and regulatory functions associated with fulfilling the FDA requirements, an increase in clinical trial costs, and an increase in personnel costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC.

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

Sales and Marketing

Sales and marketing expenses increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to commercial launch preparation activities.

General and Administrative Expenses

			($ in thousands)
			(Decrease)/Increase
Three Months Ended September 30,	2018	2017	2018 vs 2017
Labor costs	$5,069	$1,155	$3,914	nm
Legal and advisory fees	3,550	2,104	1,446	nm
Consulting services	1,662	520	1,142	nm
Other	2,850	871	1,979	nm
Total General and administrative	$13,131	$4,650	$8,481	nm
nm- not meaningful
General and administrative expenses for the three months ended September 30, 2018 increased compared to the three months ended September 30, 2017 primarily due to increased labor costs and consulting services associated with the anticipated launch of sacituzumab govitecan in the United States for patients with mTNBC as well as an increase in legal and advisory fees.
Changes in fair market value of warrant liabilities

We recognized $1.2 million in non-cash income for the three months ending September 30, 2018, as a result of the net appreciation in the fair value of the outstanding warrants throughout the year compared to non-cash expense of $86.4 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, there were 100,000 warrants exercised. The fair value of the 100,000 exercised warrants decreased $0.2 million from June 30, 2018 to the dates of exercise which has been recognized in the accompanying consolidated statements of comprehensive loss. Refer to "Note 7 - Stockholders' Equity" for more information.

Other financing expenses
On September 21, 2017, we entered into separate, privately negotiated Exchange Agreements with certain holders of the Convertible Senior Notes. As a result of the Agreements, we recognized a non-cash loss on induced exchanges of debt of approximately $13.0 million, representing the fair value of the incremental consideration (1.1 million common shares) paid to induce the holders to exchange their Convertible Senior Notes for equity, based on the closing market price of our Common Stock on the date of the Exchange Agreements.

Interest expense
Interest expense for the three months ended September 30, 2018, was $10.1 million, compared to $2.6 million for the three months ended September 30, 2017. The $7.5 million increase was due primarily to increased debt balances as a result of the RPI agreement. Refer to "Note 4 - Debt" for more information.

Insurance reimbursement
For the three months ended September 30, 2018 we received $0.2 million in insurance reimbursements related to legal costs incurred during our proxy contest during fiscal 2017, compared to $4.4 million for the three months ending September 30, 2017.
Income tax (expense) benefit
There was no income tax expense for the three months ended September 30, 2018.

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted on December 22, 2017, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the company made a reasonable estimate of the impacts of the 2017 Tax Act in its results for the year ended June 30, 2018. SAB 118 allows for a measurement period of up to one year to complete the company’s accounting for the impacts of the 2017 Tax Act from the date of enactment. As of September 30, 2018, no additional adjustments have been made to the provisional amounts recorded as of June 30, 2018. The company will continue to evaluate the impacts as additional clarification and implementation guidance related to the 2017 Tax Act is released.

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations.
As of September 30, 2018, we had $585.5 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support our next phase of growth as we focus on commercializing and developing sacituzumab govitecan in mTNBC, advanced UC, advanced HR+ BC, advanced NSCLC and other indications of high medical need, (ii) further build our clinical, medical affairs, commercial and manufacturing infrastructure, (iii) begin to commercialize sacituzumab govitecan globally, and (iv) fund operations into 2021 or beyond assuming we meet our regulatory and commercial objectives. However, in case of regulatory delays, alterations to our commercial forecast, or other unforeseen events, we may require additional funding in 2021. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing.
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

	($ in thousands)
	Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(49,652)	$(20,570)
Net cash provided by investing activities	18,634	14,090
Net cash provided by financing activities	339	6,048
Net cash used in operating activities. Net cash used in operating activities during the three months ended September 30, 2018 was approximately $49.7 million, compared to $20.6 million during the three months ended September 30, 2017, an increase in cash used in operating activities of $29.1 million. The increase in cash used in operating activities for the period was primarily due to changes in the fair value of warrant liabilities offset by a decrease in the net loss.
Net cash provided by investing activities. Net cash provided by investing activities during the three months ended September 30, 2018 was $18.6 million, compared to cash provided by investing activities of $14.1 million during the three months ended

September 30, 2017; an increase of approximately $4.5 million, due primarily to an increase of $6.7 million in proceeds from sales or maturities of marketable securities offset by a $2.4 million increase in purchases of property and equipment.
Net cash provided by financing activities. Net cash provided by financing activities during the three months ended September 30, 2018 was $0.3 million, compared to $6.0 million of cash provided by financing activities during the three months ended September 30, 2017. The decrease of $5.7 million was due primarily to our sale of common stock and warrants, net of related expenses in the prior year.
Working Capital and Cash Requirements
Working capital was $549.8 million as of September 30, 2018, compared to $604.6 million as of June 30, 2018, a $54.8 million decrease. The decrease in cash was primarily due to our preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC.
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
Until we can generate significant cash through (i) the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. In the future, if we cannot obtain sufficient funding through the above methods, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in our Quarterly Report on Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

Contractual Commitments

On September 11, 2018, we entered into a MSA with Samsung, pursuant to which Samsung will provide the Company with certain biologics manufacturing and development services in accordance with one or more product specific agreements. In connection with the MSA, on September 11, 2018, we also entered into a product specific agreement with Samsung (the "PSA") for the production of hRS7, the antibody used in the Company’s lead antibody drug conjugate candidate, sacituzumab govitecan. As a result of entering into the PSA with Samsung, our purchase commitments increased during the quarter. Our total commitments and purchase obligations for manufacturing and consulting services now total $40.0 million in 2019, $31.6 million in 2020 and $10.4 million in 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk has not changed materially since our disclosure in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2018, as amended.

ITEM 4.    CONTROLS AND PROCEDURES
(a)Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Principal Financial Officer believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.
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
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information called for by this item is incorporated by reference to "Note 11 - Commitments and Contingencies" of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I Item 1 of the Quarterly Report on Form 10-Q.
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
We have incurred significant operating losses since our formation in 1982. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from collaboration agreements and sales of our LeukoScan® product in certain European countries. There can be no assurance that we will be profitable in future quarters or other periods. Additionally, the only product sales we have earned to date have come from the limited sales of our LeukoScan® diagnostic imaging product for which our (i) patent protection has expired and (ii) future sales were discontinued during the third quarter of fiscal year 2018. In addition, we have made the strategic decision to focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. If we are unable to develop commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI royalties on certain sacituzumab govitecan revenues pursuant to the Royalty Agreement may also erode profitability of this product. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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
Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidates for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials; or with our interpretation of data from our preclinical studies or clinical trials; or may otherwise take the position that our product candidates fail to meet the requirements and standards for regulatory approval. There is limited FDA precedent or guidance on ADCs, and ADC product candidates may present more complex review considerations than conventional drugs, given their biologic (antibody), drug, and linker components. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, CMC (chemistry, manufacturing, and control), or other data and information, and the development and provision of these data and information may be time consuming and expensive. Regulatory approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval. For example, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. In certain countries, even if the health regulatory authorities approve a drug, it cannot be marketed until pricing for the drug is also approved. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.
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
Until we can generate significant cash through either (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. We believe our projected financial resources are adequate to (i) support our next phase of growth as we focus on commercializing and developing sacituzumab govitecan in mTNBC, advanced UC, advanced HR+ BC, advanced NSCLC and other indications of high medical need, (ii) further build our clinical, medical affairs, commercial and manufacturing infrastructure, (iii) begin to commercialize sacituzumab govitecan globally, and (iv) fund operations into 2021 or beyond assuming we meet our regulatory and commercial objectives. If, however, we cannot obtain sufficient funding through either (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or (ii) through the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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
We have historically been engaged primarily in research and development activities, but plan to commercialize our lead product candidate, sacituzumab govitecan, ourselves. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our planned commercialization activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems relating to managing manufacturing and supply, reimbursement, marketing problems and additional costs. Our product candidates will require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the United States and other countries. In addition, we may be required to spend significant funds on building out our commercial operations. If we are unable to develop commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI royalties on certain sacituzumab govitecan revenues pursuant to the funding agreement may also erode profitability of this product. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any of our product candidates, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.
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
Certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, and Ms. Cynthia L. Sullivan, a former director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg). Dr. Goldenberg is also a minority stockholder, of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past thirteen years. As of September 30, 2018, IBC has a liability to Immunomedics Inc. which is eliminated in consolidation.
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

During the last few years, we have generated revenues from awards made to us by the National Institutes of Health and the Department of Defense to partially fund some of our programs. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the United States Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will continue to scale back these programs or terminate them due to their own budgetary constraints, as they have recently been doing. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing awards may be less than those received to date. In those circumstances, we would need to provide funding on our own, obtain other funding, or scale back or terminate the affected program. In particular, we cannot assure you that any currently-contemplated or future efforts to obtain funding for our product candidate programs through government grants or contracts will be successful, or that any such arrangements which we do conclude will supply us with sufficient funds to complete our development programs without providing additional funding on our own or obtaining other funding. Where funding is obtained from government agencies or research bodies, our intellectual property rights in the research or technology funded by the grant are typically subject to certain licenses to such agencies or bodies, which could have an impact on our utilization of such intellectual property in the future.

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
Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration's budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint" to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of product candidates paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Although most of these, and other, proposals will require authorization through additional legislation to become effective, the United States Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, including by addressing the role of pharmacy benefit managers in the supply chain. On October 15, 2018, the Department of Health and Human Services Secretary, Alex Azar, unveiled a proposed rule that could require drug companies to disclose the price of their products in pharmaceutical advertisements. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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

•
On October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act.” This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”), extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act, to physician assistants, nurse practitioners, and other mid-level practitioners. This law will go into effect in 2021, requiring reporting of payments and transfers made in that same calendar year

According to the United States Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-

identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the European Union General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management's attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Our employees and our independent contractors, principal investigators, consultants or commercial collaborators, as well as their respective sub-contractors, if any, may engage in misconduct or fail to comply with certain regulatory standards and requirements, which could expose us to liability and adversely affect our reputation.

Our employees and our independent contractors, principal investigators, consultants or commercial collaborators, as well as their respective sub-contractors, if any, may engage in fraudulent conduct or other illegal activity, which may include intentional, reckless or negligent conduct that violates, among others, (a) FDA laws and regulations, or those of comparable regulatory authorities in other countries, including those laws that require the reporting of true, complete and accurate information to the FDA, (b) manufacturing standards, (c) healthcare fraud and abuse laws or (d) laws that require the true, complete and accurate reporting of financial information or data. For example, such persons may improperly use or misrepresent information obtained in the course of our clinical trials, create fraudulent data in our preclinical studies or clinical trials or misappropriate our drug products, which could result in regulatory sanctions being imposed on us and cause serious harm to our reputation. It is not always possible for us to identify or deter misconduct by our employees and third parties, and any precautions we may take to detect or prevent such misconduct may not be effective. Any misconduct or failure by our employees and our independent contractors, principal investigators, consultants or commercial collaborators, as well as their respective sub-contractors, if any, to comply with the applicable laws or regulations may expose us to governmental investigations, other regulatory action or lawsuits. If any action is instituted against us as a result of the alleged misconduct of our employees or other third parties, regardless of the final outcome, our reputation may be adversely affected and our business may suffer as a result. If we are unsuccessful in defending against any such action, we may also be liable to significant fines or other sanctions, which could have a material and adverse effect on us.

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

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. As of September 30, 2018 we had 187,143,011 shares of common stock issued, plus (1) options to purchase 4,585,853 shares of common stock with a weighted-average exercise price of $11.98 per share, (2) 1,520,939 restricted stock units to certain executive officers of the Company, (3) 537,501 performance stock options to certain executive officers of the Company, (4) 6,454,601 shares of common stock reserved for potential future grant under the Plan, (5) warrants to purchase 350,000 shares of common stock with an exercise price of $3.75 and (6) $20.0 million of principal amount of Convertible Senior Notes convertible into approximately 3,916,672 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 45,491,423 shares of common stock that remain available for future issuance.

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

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.57*	Form of Exchange Agreement, dated October 2, 2018, between the Company and certain of the Company's noteholders.

10.58*	Transition Agreement, dated as of August 23, 2018, between the Company and Michael Garone.

10.59*+	Master Services Agreement, dated as of September 11, 2018, between the Company and Samsung BioLogics Co., Ltd.

10.60*+	Product Specific Agreement, dated as of September 11, 2018, between the Company and Samsung BioLogics Co., Ltd.

10.61*	Executive Employment Agreement, dated as of September 24, 2018, between the Company and Jared Freedberg.

10.62*	Nonqualified Stock Option Grant, dated as of September 24, 2018, between the Company and Jared Freedberg.

10.63*	Executive Employment Agreement, dated as of September 26, 2018, between the Company and Kurt Andrews.

10.64*	Nonqualified Stock Option Grant, dated as of July 11, 2018, between the Company and Kurt Andrews.

10.65*	Immunomedics, Inc. Annual Cash Bonus Plan.

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*    Filed herewith.
+    Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

November 7, 2018	/s/ Michael Pehl
Michael Pehl
Chief Executive Officer

November 7, 2018	/s/ Usama Malik
Usama Malik
Principal Financial Officer