Form 10-K/A
period 2018-06-30
IMMUNOMEDICS INC
filed 2018-12-06
CIK 722830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of December 31, 2017 was $2,606,095,987. The number of shares of the registrant’s common stock outstanding as of December 3, 2018 was 190,427,743.

Documents Incorporated by Reference:

None.

In this Form 10-K/A, we use the words “Immunomedics, Inc.” to refer to Immunomedics, Inc., a Delaware corporation, and we use the words “Company,” “Immunomedics,” “we,” “us” and “our” to refer to Immunomedics, Inc. and its subsidiaries.

EXPLANATORY NOTE

Immunomedics, Inc. (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on August 23, 2018 (as amended by Amendment No. 1 on Form 10-K/A filed with the Commission on August 24, 2018 and Amendment No. 2 on Form 10-K/A filed with the Commission on October 29, 2018, the “Form 10-K”), as an exhibit-only filing in response to comments received from the Commission regarding a request for confidential treatment of certain portions of Exhibits 10.55 and 10.56 originally filed with the Form 10-K. This Amendment No. 3 to Annual Report on Form 10-K/A (this “Amendment”) is being filed solely to re-file Exhibits 10.55 and 10.56. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)         Documents filed as part of this Report:

Documents filed or furnished as part of this Amendment No. 3 to Form 10-K/A:

1.                                      Financial Statements:

None required.

2.                                      Financial Statements Schedules:

None required.

3.                                      List of Exhibits:

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

2

EXHIBIT LIST

Exhibit No.	Description
10.55*±	Letter Agreement, dated as of July 6, 2018, by and between the Company and BSP Pharmaceuticals S.p.A.

10.56*±	License Agreement, dated as of April 4, 2018, by and between the Company and The Scripps Research Institute.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

±                                         Confidential treatment has been requested for certain portions of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

Date: December 6, 2018	By:	/s/ USAMA MALIK
Usama Malik
Interim Chief Financial Officer (Principal Financial Officer)

3