Form 10-KT
period 2018-12-31
IMMUNOMEDICS INC
filed 2019-02-25
CIK 722830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)
[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2018 to December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 30, 2018 was $4,420,761,493. The number of shares of the registrant’s common stock outstanding as of February 20, 2019 was 190,959,948.

Documents Incorporated by Reference:

Certain information required in Part III of this Transition Report on Form 10-K will be set forth in, and incorporated from the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders, or an amendment to this Transition Report on Form 10-K, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the transition period ended at December 31, 2018.

In this Form 10-K, we use the words "Immunomedics, Inc." to refer to Immunomedics, Inc., a Delaware corporation, and we use the words "Company," "Immunomedics," "Immunomedics, Inc.," "we," "us" and "our" to refer to Immunomedics, Inc. and its subsidiaries.

PART I
Item 1.    BUSINESS
Transition Period

On December 14, 2018, the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, effective immediately. The reporting period for this Transition Report on Form 10-K is for the six months ended December 31, 2018 (which we sometimes refer to in the Transition Report as the "Transition Period"). In this Transition Report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal years ended June 30, 2018 is referred to as “fiscal 2018,” June 30, 2017 is referred to as "fiscal 2017" and June 30, 2016 is referred to as "fiscal 2016," as if we had not changed our fiscal year to a calendar year on December 14, 2018. References in this Transition Report to "fiscal 2019" refer to the year ending December 31, 2019.

Overview

Immunomedics is a clinical-stage biopharmaceutical company developing monoclonal antibody-based products for the targeted treatment of cancer. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with chemotherapeutics, cytokines or toxins. Our most advanced product candidate is sacituzumab govitecan (IMMU-132), an antibody-drug conjugate (“ADC”) that has received Breakthrough Therapy Designation (“BTD”) from the United States Food and Drug Administration (the “FDA”) for the treatment of patients with metastatic triple-negative breast cancer (“mTNBC”) who previously received at least two prior therapies for metastatic disease.

Our current focus is to commercialize sacituzumab govitecan as a third-line therapy for patients with mTNBC in the United States. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. On February 4, 2019, we received a written communication from the FDA enclosing the Establishment Inspection Report (“EIR”) from the chemistry, manufacturing and controls BLA pre-approval inspection conducted by the FDA at the Company’s Morris Plains, New Jersey antibody manufacturing facility for our ADC product candidate sacituzumab govitecan, which took place from August 6, 2018 through August 14, 2018.  The FDA also notified the Company that the FDA will be conducting a re-inspection of the Company’s Morris Plains, New Jersey manufacturing facility as part of the BLA resubmission process. The Company is finalizing its plans with respect to the matters raised in the CRL received from FDA on January 17, 2019 and the EIR, and subsequently expects to request a meeting with the FDA in the near term.

    As of December 31, 2018, we had $497.8 million in cash, cash equivalents and marketable securities. On January 7, 2018, we announced that we sold tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust (“RPI”) for $175.0 million. RPI also purchased $75.0 million of our common stock at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. On June 15, 2018, we announced the closing of a public offering of 11,500,000 shares of our common stock at a price of $24.00 per share. On June 22, 2018, pursuant to the underwriter's full exercise of the over-allotment option, we closed the sale of an additional 1,725,000 shares of our common stock. The total net proceeds from the offering, including the exercise of the over-allotment option, were approximately $300 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC") and other indications of high medical need, (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing.

For 2019, our strategic priorities for sacituzumab govitecan include:

1.	BLA resubmission for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease;

2.	Execution of our clinical development plan, which includes:

a.	Launch a registrational Phase 3 study in HR+/HER2- mBC;

b.	Conduct interim analysis and complete patient enrollment into the pivotal Phase 2 TROPHY U-01 study in metastatic UC; and

c.	Launch a Trop-2-enriched Phase 2 basket study in refractory non-small cell and small cell lung cancers, head & neck cancer, endometrial and hepatocellular cancers.

Our Clinical and Preclinical Programs

We believe that our antibodies have therapeutic potential, in some cases as a naked antibody or when conjugated with chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of effective anti-tumor compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional chemotherapy. This treatment method is designed to optimize the therapeutic window through reducing the systemic exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects while maximizing the concentration of the therapeutic agent at the tumor, potentially leading to better efficacy.

Our portfolio of investigational products includes ADCs that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually associated with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (IMMU-132) and labetuzumab govitecan (IMMU-130), which are in advanced trials for a number of solid tumors. Sacituzumab govitecan is our lead product candidate and has received Breakthrough Therapy Designation from the FDA for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease.

To accelerate the clinical and preclinical development of sacituzumab govitecan, we have entered into clinical collaborations with AstraZeneca to investigate the ADC in earlier lines of therapy for mTNBC, advanced UC and metastatic non-small cell lung cancer ("NSCLC") in combination with its checkpoint inhibitor, and with Clovis to combine with its PARP inhibitor in mTNBC, advanced UC and ovarian cancer. We are also working with the University of Wisconsin on a clinical study in prostate cancer. Refer to "Corporate Collaboration" and "Other Collaborations" below for additional information.

We also have a number of other product candidates that target solid tumors and hematologic malignancies, in various stages of clinical and preclinical development. They include other ADCs such as labetuzumab govitecan, which binds the CEACAM5 antigen expressed on colorectal cancer ("CRC") and other solid cancers, and IMMU-140 that targets HLA-DR for the potential treatment of hematologic malignancies. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.

Below is our broad pipeline of ADC therapies:

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

Sacituzumab Govitecan/IMMU-132

Sacituzumab govitecan has been studied in over 900 cancer patients in more than 15 types of solid cancers, with the dose of 10 mg/kg given on days 1 and 8 of repeated 21-day cycles being the established dose regimen. Sacituzumab govitecan received BTD from the FDA for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. The FDA has also granted sacituzumab govitecan Fast Track designation for the treatment of patients with mTNBC and for patients with small-cell lung cancer ("SCLC"), or NSCLC. Sacituzumab govitecan has also been designated an orphan drug by the FDA for the treatment of patients with SCLC or pancreatic cancer in the United States and by the European Medicines Agency (“EMA”) for the treatment of patients with pancreatic cancer in the European Union.

Clinical development of sacituzumab govitecan has focused on a number of select types of solid cancers including mTNBC, UC, HR+/HER2- mBC, NSCLC, and certain other cancers.

The confirmatory Phase 3 ASCENT study continues to enroll patients with mTNBC with at least two prior therapies for metastatic disease at the expected rate.

Another breast cancer indication that is a key strategic focus for the Company is HR+/HER2- mBC. Phase 2 results of sacituzumab govitecan in treatment-refractory patients, a population with the distinct need for better treatment options, showed a confirmed overall response rate of 31 percent. Median duration of response was 7.4 months, the clinical benefit rate was 48 percent and median progression-free survival was 6.8 months.

In an oral presentation at the 2019 Genitourinary Cancers Symposium, the Company reported updated results from a Phase 1/2 study of sacituzumab govitecan in patients with previously treated metastatic urothelial cancer, showing an overall response rate of 31 percent and a median duration of response of 12.9 months in 45 relapsed/refractory patients.

In February 2019, updated data from our Phase 2 trial of sacituzumab govitecan in patients with mTNBC were published in the New England Journal of Medicine. We believe these data (from 108 subjects with mTNBC) further support a favorable benefit/risk profile of the ADC for mTNBC, and the data provide additional information on safety from 420 patients with a variety of epithelial cancers, with safety results generally consistent with those observed at earlier stages.

The Company’s strategy to broaden the development of sacituzumab govitecan beyond mTNBC by launching a Trop-2-enriched Phase 2 basket study in refractory NSCLC and SCLC, head and neck cancer, endometrial and hepatocelloar cancers.

We have an extensive intellectual property portfolio protecting sacituzumab govitecan. Specifically, 47 patents were issued in the United States and 30 foreign patents were issued covering composition of matter, synthesis and uses. Certain patents relating to the protein sequence of the hRS7 antibody used in sacituzumab govitecan expired in 2017 in the United States and will expire in 2023 overseas. Patents to compositions and use of the CL2A linker incorporated in sacituzumab govitecan expire between 2023 and 2029 in the United States and overseas. Other patents relating to methods of cancer therapy with the SN-38 conjugated form of hRS7 used in sacituzumab govitecan extend to 2033. Additionally, we are entitled to extend the term of our key patent for up to 5 more years in the United States and certain foreign countries. Outside the United States, patents were issued in Australia, Canada, China, Europe, Israel, Japan, Mexico, South Korea and other key global markets.

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

Although certain patents relating to labetuzumab used in labetuzumab govitecan expired in 2015 to 2016, other patents relating to use of labetuzumab for cancer therapy, including the SN-38 conjugated form of labetuzumab used in labetuzumab govitecan, extend to 2033.

IMMU-140

IMMU-140 is our third ADC that is a SN-38 conjugated form of IMMU-114. The latter is a novel humanized antibody directed against an immune response target, HLA-DR. As such, IMMU-140 is a dual-therapeutic, combining the signaling functions of the parental antibody, IMMU-114, with the cytotoxicity of SN-38. In preclinical studies, IMMU-140 demonstrated higher potency than naked IMMU-114 in acute lymphoblastic leukemia and acute myelocytic leukemia, a disease that despite having high expression levels of HLA-DR, has proved to be resistant to the antitumor effects of IMMU-114 in vitro, and thus warrants further clinical development.

Other Product Candidates

We have additional compounds for the treatment of cancer and autoimmune diseases including veltuzumab, our anti-CD20 antibody; milatuzumab, our anti-CD74 antibody; and IMMU-114, a humanized anti-HLA-DR antibody. We are evaluating various options, including licensing arrangements and collaborations with outside study groups, for further clinical development of these assets in oncology and autoimmune disease indications, including pemphigus.

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

DOCK-AND-LOCK® Platform Technology

We developed a platform technology, called DOCK-AND-LOCK® ("DNL®"), which has the potential for making a considerable number of bioactive molecules of increasing complexity. DNL® utilizes the natural interaction between two human proteins, cyclic AMP-dependent protein kinase A (“PKA”) and A-kinase anchoring proteins (“AKAPs”). The region that is involved in such interaction for PKA is called the dimerization and docking domain, (“DDD”), which always is produced in pairs. Its binding partner in AKAPs is the anchoring domain (“AD”). When mixed together, DDD and AD will bind with each other spontaneously to form a binary complex, a process termed docking. Once “docked,” certain amino acid residues incorporated into DDD and AD will react with each other to “lock” them into a stably-tethered structure. The outcome of the DNL® technology is the exclusive generation of a stable complex, in a quantitative manner that retains the full biological activities of its individual components.

DNL® combines conjugation chemistry and genetic engineering to enable the creation of novel human therapeutics, and the potential construction of improved recombinant products over those currently on the market. Diverse drugs, chemical polymers, proteins, peptides, and nucleic acids are among suitable components that can be linked to either DDD or AD. Since the invention of DNL®, we have created multivalent, mono- or multi-specific antibodies, DNL-PEGylated cytokines; cytokine-antibody conjugates and other complex antibody-based products.

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

Diagnostic Imaging Products

We transitioned away from the development and commercialization of new diagnostic imaging products in order to accelerate the development of our therapeutic product candidates. The Company discontinued the sale of LeukoScan® during February 2018 to focus on its ADC business.

Research and Development Expense

We have historically invested heavily in our research and development programs, spending approximately $93.9 million and $42.8 million for these programs during the Transition Period and the comparable period ended December 31, 2017. The increase in research and development costs in the Transition Period compared to the comparable period ended December 31, 2017, relate primarily to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC. Additionally, there were increases in outside manufacturers' organizations services costs as we ramped-up manufacturing of sacituzumab govitecan for the Phase 3 clinical trial ADC as well as an increase in outside consulting services to improve our manufacturing and regulatory functions associated with fulfilling the FDA requirements for the Phase 3 clinical trial of sacituzumab govitecan in patients with mTNBC.

Research and development costs increased for the fiscal year ended June 30, 2018 approximately $47.5 million to $99.3 million compared to fiscal 2017. Research and development costs decreased approximately $1.7 million to $51.8 million for the fiscal year ended June 30, 2017 compared to fiscal 2016. The increase in research and development costs for the fiscal year ended June 30, 2018 compared to fiscal 2017 relate primarily to increases in clinical trial costs as well as increases in lab supplies and chemical reagents and personnel costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC. Additionally, there were increases in outside manufacturers' organizations services costs as we ramped-up manufacturing of sacituzumab govitecan for the Phase 3 clinical trial ADC as well as an increase in outside consulting services to improve our manufacturing and regulatory functions associated with fulfilling the FDA requirements for the Phase 3 clinical trial of sacituzumab govitecan in patients with mTNBC.

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

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a valuable business asset. Our key patents relate primarily to our therapeutic product candidates as well as our technologies and other discoveries for which no product candidate has yet been identified. As of December 31, 2018, our portfolio included approximately 316 active United States patents. In addition, as of such date, the portfolio included more than 400 foreign patents, with a number of United States and foreign patent applications pending.

The chart below highlights our material patents and product groups as of December 31, 2018, the major jurisdictions, and relevant expiration periods. Additional patents have been filed to extend the patent life on some of these products, but there can be no assurance that these will be issued as filed.

Program & Product Group	Targeted Antigen/Description	Patent Expiration	Major Jurisdictions
Antibody-Drug Conjugates	Trop-2, CEA/CEACAM5 and HLA-DR	2023-2033	U.S., Europe, Japan
Subcutaneous Formulation	All Antibodies	2032	U.S., Japan+
Epratuzumab	CD22	2020	U.S., Europe, Japan
Veltuzumab	CD20	2023-2029	U.S., Europe, Japan
Milatuzumab	CD74	2019-2032	U.S., Europe, Japan
IMMU-114	HLA-DR	2026-2027	U.S., Europe, Japan
DNL® Program - (E1)-3s	Trop-2	2033	U.S., Japan+
+ pending in Europe

Our Licenses

We have obtained licenses from various parties for rights to use, develop and commercialize proprietary technologies and compounds. Currently, we have the following licenses:

Medical Research Council (“MRC”) - We entered into a license agreement with MRC in May 1994, whereby we have obtained a license for certain patent rights with respect to the genetic engineering on monoclonal antibodies. Our agreement does not require any milestone payments, nor have we made any payments to MRC to date. Our agreement with MRC, which expires at the expiration of the last of the licensed patents in 2020, provides for future royalty payments in the low single digits based on a percentage of product sales.

Center for Molecular Medicine and Immunology (“CMMI”) - We entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our former Chief Scientific Officer and Chief Patent Officer and Chairman of our Board of Directors, founded and was the President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2031, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Inventions made independently of us by CMMI are the property of CMMI. CMMI has ceased operations and is in the process of dissolution. Refer to “Other Collaborations” below for more information.

On April 4, 2018, we entered into a license agreement with The Scripps Research Institute ("TSRI"). Pursuant to the license agreement, TSRI granted to us an exclusive, worldwide, sub-licensable, royalty-bearing license to use certain patent rights relating to our ADC sacituzumab govitecan. The license agreement expires on a country-by-country basis on the expiration date of the last to expire licensed patent rights in such country covering a licensed product. The license agreement may be terminated by the mutual written consent of us and TSRI, and TSRI may terminate the license agreement upon the occurrence of certain events, including but not limited to if we do not make a payment due pursuant to the license agreement and fail to cure such non-payment within 30 days after the date of TSRI's written notice of such non-payment. As consideration for the license granted, we made a cash payment of $250,000 to TSRI. Additionally, we will pay TRSI (i) product development milestone payments that range from the mid-six digit dollar figure to the low-seven digit dollar figure and (ii) royalties on net sales of licensed products in the low-single digit percentage figure range capped at an annual amount. We have agreed to use reasonable efforts to develop and market the licensed products.

Our Trademarks

The mark “IMMUNOMEDICS” is registered in the United States and 21 foreign countries and a European Community Trademark has been granted. Our logo is also registered in the United States and in one foreign country. The mark “IMMUSTRIP” is registered in the United States and Canada. The mark “LEUKOSCAN” is registered in eight foreign countries, and a European Community Trademark has been granted. In addition, we have applied for registration in the United States for several other trademarks for use on products now in development or testing, and for corresponding foreign and/or European Community Trademarks for certain of those marks. The marks “EPRATUCYN,” “VELTUCYN” and “MILATUCYN” have been registered in the United States and International Trademark Registrations which claim priority to the respective United States applications have been filed for “EPRATUCYN” and “VELTUCYN.” The International Registrations request registration in China, Japan and the European Union. The marks “DOCK-AND-LOCK,” “DNL,” and “PANCRIT” have been registered in the United States. Registrations for “SCIGOVI,” “TRODELVY” and “HUMANLY” have been filed in the United States and internationally and the U.S. Patent and Trademark Office has issued a Notice of Allowance for the mark “TRODELVY”.

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

Corporate Collaboration

AstraZeneca/MedImmune

In June 2018, the Company entered into a clinical collaboration with AstraZeneca and its global biologics research and development arm, MedImmune, to evaluate in Phase 1/2 studies the safety and efficacy of combining AstraZeneca’s Imfinzi® (durvalumab), a human monoclonal antibody directed against PD-L1, with sacituzumab govitecan as a treatment of patients with triple-negative breast cancer (“TNBC”) and UC, which was broadened in October 2018 to include second-line metastatic non-small cell lung cancer.

Part one of the two-part Phase 1/2 studies will be co-funded by the two companies. Immunomedics will supply the study drug and AstraZeneca will utilize its existing clinical trial infrastructure to accelerate the enrollment of the sacituzumab govitecan and durvalumab combination. The trial design allows for rapid transition into randomized Phase 2 studies should the first part of these studies show promising data and the companies agree to proceed based on efficacy and safety results obtained. The Company did not incur costs associated with the clinical collaboration during the Transition Period.

The collaboration terminates thirty days following the expiration of the study periods end-date. Either party may terminate the collaboration earlier by providing thirty days written notice.

Clovis Oncology

In June 2018, the Company signed a letter of intent to enter into a clinical collaboration with Clovis Oncology, Inc. to investigate the combination of Clovis’ Rubraca® (rucaparib), a poly (ADP ribose) polymerase inhibitor (PARPi), and sacituzumab govitecan as a second-line treatment of patients with mTNBC and metastatic urothelial cancer ("mUC"). The planned phase 1/2 study will include an initial safety cohort followed by expansion cohorts in each of mTNBC and mUC. In July 2018, ovarian cancer was added to the study collaboration.

The Bayer Group (formerly Algeta ASA)

In fiscal year 2013, the Company entered into a collaboration agreement, referred to herein as the Collaboration Agreement, with Algeta ASA (subsequently acquired by The Bayer Group “Bayer”), for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of the Collaboration Agreement, the Company manufactured and supplied clinical-grade epratuzumab to Bayer, which had rights to evaluate the potential of a Targeted Thorium Conjugate ("TTC"), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Bayer funded all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Under the terms of the Collaboration Agreement, as amended, Immunomedics received an upfront cash payment and other payments aggregating $6.0 million, which have been recognized in prior periods upon the Company fulfilling its obligations under the Collaboration Agreement. This agreement expired in accordance with its terms during the Transition Period.

Other Collaborations

The Company, through an agreement with The Prostate Cancer Clinical Trials Consortium, is collaborating with the University of Wisconsin Carbone Cancer Center to investigate sacituzumab govitecan in an investigator-sponsored Phase 2 trial to assess whether targeting Trop-2 with sacituzumab govitecan is promising in prostate cancer patients. Approximately 55-60 male patients with castrate-resistant prostate cancer ("CRPC") progressing on enzalutamide or abiraterone, objectively or based on prostate-specific antigen level, in either hormone naïve or CRPC settings are being enrolled into the multi-center study, which will be funded by the Company. In addition to the Phase 2 trial, Dr. Lang, the lead investigator at the University of Wisconsin, is also leading a broad translational program integrated into the clinical study to further validate the expression and importance of Trop-2 as a therapeutic target in various stages of prostate cancer.

A separate research collaboration was also established between the Company and Fred Hutchinson Cancer Research Center to investigate sacituzumab govitecan and labetuzumab govitecan (IMMU-130) as single agent and in combination in prostate cancer xenograft models.

Government Regulation

Regulatory Compliance

Our research and development activities, including testing in laboratory animals and in humans, our manufacture of antibodies and oversight of suppliers and contract manufacturers involved in the production of our product candidates, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing of the product candidates that we are developing, are all subject to stringent regulation, primarily by the FDA in the United States under the Federal Food, Drug, and Cosmetic Act (the "FDCA") and its implementing regulations, and the Public Health Service Act ("PHS Act") and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. If for any reason we do not comply with applicable requirements, such noncompliance can result in various adverse consequences, including one or more delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow us to enter into governmental supply contracts.

Product Approval

In the United States, our product candidates are regulated as biologic pharmaceuticals, or biologics. The FDA's regulatory authority for the approval of biologics resides in the PHS Act. However, biologics are also subject to regulation under the FDCA because most biological products also meet the FDCA's definition of "drugs." Most pharmaceuticals or "conventional drugs" consist of pure chemical substances and their structures are known. Most biologics, however, are complex mixtures that are not easily identified or characterized. Biological products differ from conventional drugs in that they tend to be heat-sensitive and susceptible to microbial contamination, thus requiring sterile manufacturing processes. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulations;

•	submission to the FDA of an Investigational New Drug Application (“IND”) which must become effective before human clinical trials may begin and must be updated annually;

•	approval by an independent Institutional Review Board (“IRB”) ethics committee at each clinical site before the trial is initiated;

•	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and its safety and efficacy for each indication;

•	preparation of and submission to the FDA of a BLA for a new biologic, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations; and

•	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the United States.

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

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL may require additional inspections, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy ("REMS") plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. In March 2015, the FDA approved Novartis’s Zarxio as a biosimilar product to Amgen’s Neupogen. Since then, as of January 2019, eleven biosimilar drugs have received FDA approval.

Expedited Review and Approval

The FDA has four program designations/approval pathways — Fast Track, BTD, Accelerated Approval, and Priority Review — to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The BTD provides manufacturers with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced review staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation means that the FDA’s goal is to take action on the BLA within six months, compared to ten months under standard review. The BLA submitted in 2018 for sacituzumab govitecan in patients with mTNBC was accepted by the FDA and the original application was granted Priority Review. On January 17, 2019, we received a CRL from the FDA for the sacituzumab govitecan BLA. We have requested a meeting with the FDA to gain a full understanding of its requirements and the resulting timelines for preparation of the resubmission, agency review, and an agency decision on the resubmission. Refer to "Overview" above for additional information.

Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA and certain state agencies, including requirements for record-keeping, reporting of adverse experiences with the biologic, submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products, establishment registration, compliance with cGMP standards (including investigation and correction of any deviations from cGMP), and certain state licensing requirements. Additionally, any significant change in the approved product or in how it is manufactured, including changes in formulation or the site of manufacture, generally require prior FDA approval, and even changes that may seem less significant must be evaluated under change control procedures to assess their potential impact on product quality and relative to the specifications on file with the FDA, and whether they trigger notification or approval requirements. The packaging and labeling of all products developed by us are also subject to FDA approval and ongoing regulation. Noncompliance with any regulatory requirements can result in, among other things, issuance of warning letters, civil and criminal penalties, seizures, and injunctive action. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The distribution of prescription drugs is subject to the Drug Supply Chain Security Act ("DSCSA"), which regulates the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The

DSCSA preempts previously enacted state laws and the pedigree requirements of the Prescription Drug Marketing Act ("PDMA"). Trading partners within the drug supply chain must now ensure certain product tracing requirements are met, and are required to exchange transaction information, transaction history, and transaction statements. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain. The distribution of product samples continues to be regulated under the PDMA.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance documents, and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product candidates. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

Orphan Drug Act

To date, we have successfully obtained Orphan Drug designation by the FDA under the Orphan Drug Act of 1983 for epratuzumab for NHL, yttrium-90-labeled clivatuzumab tetraxetan for pancreatic cancer, sacituzumab govitecan for SCLC and pancreatic cancer, labetuzumab for ovarian, pancreatic and SCLCs, milatuzumab for multiple myeloma and chronic lymphocytic leukemia ("CLL"), and veltuzumab for immune thrombocytopenia ("ITP") and pemphigus. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer of the approved product cannot assure sufficient quantities. As a result, there can be no assurance that our competitors will not receive approval of drugs or biologics that have a different active ingredient for treatment of the diseases for which our products and product candidates are targeted.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the United States Patient Protection and Affordable Care Act of 2010, as amended or the ACA, and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program (with certain exceptions) to annually report to the United States Department of Health and Human Services, or HHS, information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Under recent legislation, the Sunshine Act will extend to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level healthcare providers (with reporting requirements going into effect in 2022 for payments and transfers made in 2021). CMS has the potential to impose penalties of up to $1.15 million per year for violations of the Sunshine Act, depending on the circumstances, and payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009 ("HITECH") and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes, among other things, obligations, including mandatory contractual terms with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, and business associates. Among other things, HITECH made certain aspects of HIPAA’s rules (notably the Security Rule) directly applicable to business associates, defined as independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service for or on behalf of a covered entity. HITECH created four tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office of Civil Rights, ("OCR"), has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million.

Even where HIPAA does not apply, according to the United States Federal Trade Commission ("FTC"), failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act ("FTCA"), 15 United States C § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply in broader circumstances than HIPAA. California recently enacted legislation – the California Consumer Privacy Act, or CCPA, which goes into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and the California Attorney General will issue clarifying regulations. Although the law includes certain limited exceptions, including for information collected as part of clinical trials as specified in the law, it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted.

We are subject to the United States Foreign Corrupt Practices Act ("FCPA"), which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

Marketing, Sales and Distribution

As noted above, we intend to bring sacituzumab govitecan to the United States market on our own for patients with mTNBC. In anticipation of bringing sacituzumab govitecan to market, we have built a commercial operation with a total sales force of approximately 50 agents along with seven field-based medical affairs agents. At present, we have limited marketing and sales capabilities as we focus on developing our therapeutic product candidates. On January 1, 2018, we terminated agreements with third parties to market and provide distribution and customer support services for LeukoScan®. The Company discontinued the sale of LeukoScan® during February 2018 to focus on its ADC business.

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

For the commercial-scale manufacturing of sacituzumab govitecan (IMMU-132) we have contracted with two outside contract manufacturing organizations to provide drug for the Phase 2 and Phase 3 clinical trials and to support the commercial launch of sacituzumab govitecan in the United States. Accordingly, we have agreements with Johnson Matthey Pharma Services of Devens, Massachusetts for the manufacture of the linker-drug payload, and BSP Pharmaceuticals of Latina Scalo, Italy for the conjugation of the antibody with the linker-drug and fill/finish of the sacituzumab govitecan drug product. Presently, we have the capacity at our Morris Plains facility to manufacture sufficient quantities of the anti-Trop-2 antibody to support the commercial launch of sacituzumab govitecan in the United States. Together with our contract manufacturing organization ("CMO") partners, we have already manufactured sufficient quantities of the drug product to complete the TROPHU U-01 study in advanced urothelial cancer, the upcoming Phase 3 study in hormone receptor-positive/human epidermal growth factor receptor 2-negative metastatic breast cancer, and the confirmatory Phase 3 clinical trial of sacituzumab govitecan as a third-line therapy for patients with mTNBC, as well as the commercial launch of sacituzumab govitecan in the United States. Additionally, we have contracted with Samsung Biologics Co., Ltd. to support our longer term needs for commercial-scale antibody production.

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

Employees

As of December 31, 2018, we employed 346 persons on a full-time basis, 65 of whom were engaged in research, clinical research and regulatory affairs, 130 of whom were engaged in operations and manufacturing and quality control, and 80 of whom were engaged in finance, administration, sales and marketing. We believe that while we have been successful to date in attracting skilled and experienced scientific personnel, competition for such personnel continues to be intense and there can be no assurance that we will continue to be able to attract and retain the professionals we will need to grow our business. Our employees are not covered by a collective bargaining agreement and we believe that our relationship with our employees is excellent.

Corporate Information

We were incorporated in Delaware in 1982. Our principal offices are located at 300 The American Road, Morris Plains, New Jersey 07950 and 410 The American Road, Morris Plains, New Jersey 07950. Our telephone number is (973) 605-8200. We have one foreign subsidiary, Immunomedics GmbH in Rodermark, Germany, to assist us in managing sales and coordinating clinical trials in Europe.  In addition, we have a majority-owned subsidiary, IBC Pharmaceuticals, Inc. (“IBC”). Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past fourteen years. As of December 31, 2018, IBC has a liability to Immunomedics Inc. of approximately $17.6 million, which is eliminated in consolidation. Our web address is www.immunomedics.com. We have not incorporated by reference into this Transition Report on Form 10-K the information on our website and you should not consider it to be a part of this document.

Our reports that have been filed with the Securities and Exchange Commission (“SEC”), are available on our website free of charge, including this transition report on Form 10-K, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Copies of this Transition Report on Form 10-K may also be obtained without charge electronically or by paper by contacting Investor Relations, Immunomedics, Inc., 300 The American Road, Morris Plains, New Jersey 07950 or by calling (973) 605-8200.

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

The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC.

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

We have incurred significant operating losses since our formation in 1982. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from collaboration agreements and sales of our LeukoScan® product in certain European countries. Additionally, the only product sales we have earned to date have come from the limited sales of our LeukoScan® diagnostic imaging product for which our (i) patent protection has expired and (ii) future sales were discontinued during the third quarter of fiscal year 2018. There can be no assurance that we will be profitable in future quarters or other periods. Further, we have made the strategic decision to focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. Even if we are able to develop commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI royalties on certain sacituzumab govitecan revenues pursuant to the Royalty Agreement may erode profitability of such products. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC") and other indications of high medical need, (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding.

We may require additional funding in the future to complete our clinical trials currently planned or underway, continue research and new development programs, and continue operations. Potential sources of funding include (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing our full pipeline for mTNBC and beyond, (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), and (iii) potential equity and debt financing transactions.

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

Other than our pending BLA for sacituzumab govitecan for patients with metastatic triple-negative breast cancer, our other most advanced therapeutic product candidates are still only in the clinical development stage, and may require us to raise capital in the future in order to fund further expensive and time-consuming studies before they can even be submitted for final regulatory approval. A failure of a clinical trial could severely harm our business and results of operations.

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

•	our third-party contractors may fail to meet their contractual obligations to us in a timely manner;

•	the FDA or other regulatory authorities may impose a clinical hold, for example based on an inspection of the clinical trial operations or trial sites;

•	we or any of our collaboration partners may suspend or cease trials in our or their sole discretion;

•	during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•	if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail such trials and other studies.

Any substantial delay in successfully completing clinical trials for our product candidates, sacituzumab govitecan and labetuzumab govitecan, could severely harm our business and results of operations.

Moreover, principal investigators for our clinical trials may serve as scientific advisers or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, the Company may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between the company and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

Our clinical trials may not adequately show that our drugs are safe or effective, and a failure to achieve the planned endpoints could result in termination of product development.

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the trial protocols. Failure to achieve either of these endpoints could result in delays in our trials; require the performance of additional unplanned trials or require termination of any further development of the product for the intended indication.

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

Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidates for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials; or with our interpretation of data from our preclinical studies or clinical trials; or may otherwise take the position that our product candidates fail to meet the requirements and standards for regulatory approval. There is limited FDA precedent or guidance on ADCs, and ADC product candidates may present more complex review considerations than conventional drugs, given their biologic (antibody), drug, and linker components. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control ("CMC"), or other data and information, and the development and provision of these data and information may be time consuming and expensive. Regulatory approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. On February 4, 2019, we received a written communication from the FDA enclosing the Establishment Inspection Report (“EIR”) from the chemistry, manufacturing and controls BLA pre-approval inspection conducted by the FDA at the Company’s Morris Plains, New Jersey antibody manufacturing facility for our ADC product candidate sacituzumab govitecan, which took place from August 6, 2018 through August 14, 2018.  The FDA also notified the Company that the FDA will be conducting a re-inspection of the Company’s Morris Plains, New Jersey manufacturing facility as part of the BLA resubmission process. The Company is finalizing its plans with respect to the matters raised in the CRL received from FDA on January 17, 2019 and the EIR, and subsequently expects to request a meeting with the FDA in the near term. Further, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. In certain countries, even if the health regulatory authorities approve a drug, it cannot be marketed until pricing for the drug is also approved. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

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

Over the long term, we expect to commercialize sacituzumab govitecan in mTNBC in the United States and globally, to expand sacituzumab govitecan to treat patients with other solid tumors, including UC, HR+/HER2- mBC, NSCLC and other serious cancers, to expand research and development activities to continue to expand and we do not believe we will have adequate cash to continue commercial expansion and development of sacituzumab govitecan, or to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

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

Until we can generate significant cash through either (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC") and other indications of high medical need, (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. If, however, we cannot obtain sufficient funding through the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

We and our collaboration partners also depend on third parties to provide certain raw materials, and contract manufacturing and processing services. All manufacturers of biopharmaceutical products must comply with current cGMPs, required by the FDA and other regulatory agencies. Such regulations address, among other matters, controls in manufacturing processes, quality control and quality assurance requirements and the maintenance of proper records and documentation. The FDA and other regulatory agencies routinely inspect manufacturing facilities, including in connection with the review of a BLA. The FDA generally will issue a notice on Form 483 if it finds issues with respect to its inspections, to which the facility must adequately respond in order to avoid escalated regulatory concerns. If our manufacturing facility or those facilities of our collaboration partners and our respective contract manufacturers or processors do not comply with applicable cGMPs and other regulatory requirements, in addition to regulatory enforcement, we may be subject to product liability claims, we may be unable to meet clinical demand for our products, and we could suffer delays in the progress of clinical trials for products under development and of potential approval and commercialization.

Although historically we have been a research and development company, we currently plan to commercialize our lead product candidate internally rather than license such asset. There can be no assurance that we will be successful in developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

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

The successful development of therapeutic products frequently requires the application of multiple technologies that may be subject to the patent or other intellectual property rights of third parties. Although we believe it is likely we will need to license technologies and processes from third parties in the ordinary course of our business, we are not currently aware of any material conflict involving our technologies and processes with any valid patents or other intellectual property rights owned or licensed by others that would affect commercial sales of sacituzumab govitecan or other products starting in 2020. In the event that a third party was to claim such a conflict existed, they could sue us for damages as well as seek to prevent us from commercializing our product candidates. It is possible that a third party could successfully claim that our products infringe on their intellectual property rights. Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding, even if resolved in our favor, would require significant financial resources and management time.

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

Even where we are able to obtain and then defend patent and other intellectual property rights necessary for research, development and commercialization of our product candidates, such intellectual property rights will be for a limited term. Where patents which we own or license expire, the technology the subject of the patent may be utilized by third parties in research and development or competing products (for example, biosimilars of a patented product may be manufactured by third parties once the patent expires). While we endeavor to maintain robust intellectual property protection, as our existing issued patents expire, it may materially and adversely affect our competitive position.

We face substantial competition in the biotechnology industry and may not be able to compete successfully against one or more of our competitors.

The biotechnology industry is highly competitive, particularly in the area of therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Amgen, AstraZeneca, Bayer Healthcare Pharmaceuticals, Biogen Idec, Bristol-Myers Squibb, Celgene, Eli Lilly, Genmab, GlaxoSmithKline, Immunogen, Johnson & Johnson, Merck, Merck Serono, Novartis, Pfizer, Roche, and Seattle Genetics, are engaged in the development of therapeutic oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies. Further, even if we are able to successfully develop and commercialize products, other manufacturers operating in emerging markets may also have a competitive advantage over us with respect to competing products due to their ability to manufacture with a lower cost base.

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

Certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, and Ms. Cynthia L. Sullivan, a former director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg). Dr. Goldenberg is also a minority stockholder, of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past thirteen years. As of December 31, 2018, IBC has a liability to Immunomedics Inc. which is eliminated in consolidation.

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

In recent years, there have been numerous initiatives on the federal and state levels in the United States for comprehensive reforms affecting the payment for, the availability of, and reimbursement for, healthcare services. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, the Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the ACA, collectively, the United States Health Reform Laws, were signed into law in the United States in March 2010.

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

•
the ACA established the Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with the funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products by influencing decisions relating to coverage and reimbursement rates; and

•
the ACA established the Center for Medicare and Medicaid Innovation within the Centers for Medicare & Medicaid Center, or Innovation Center, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. The Innovation Center has been funded through 2019, and funding will be automatically renewed for each 10-year budget window thereafter.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 ("TCJA"), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole". In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider additional legislation to repeal or repeal and replace other elements of the ACA. More recently, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. The decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals. Although there is no immediate impact on the ACA, we will continue to evaluate the effect that the ACA and its possible repeal and replacement, or potential total revocation by the Supreme Court of the United States, has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2.0% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, then-President Barack Obama signed into law the American Taxpayer Relief Act of 2012 ("ATRA"), which, among others, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover over-payments to providers from three to five years. Moreover, CMS has promulgated or amended a number of cost containment and value based reimbursement measures in the ordinary course of business, and it is expected to continue revising its regulations and policies in response to market conditions and administration directives. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material and adverse effect on our customers and accordingly, our financial operations.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration's budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, President Trump laid out his administration's "Blueprint" to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of product candidates paid by consumers. Although most of these, and other, proposals will require authorization through additional legislation to become effective, the United States Congress and the Trump administration have each indicated that it will continue to seek new legislative and administrative measures to control drug costs, including by addressing the role of pharmacy benefit managers in the supply chain. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans to use step therapy for Part B drugs beginning January 1, 2019 in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid to include in the advertisement that Wholesale Acquisition Cost, or list price, of that drug or biological product and a February 6, 2019 proposed rule aims to eliminate certain Anti-Kickback safe harbor protections for drug rebates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•
although several of our product candidates have received orphan drug designation in the United States and the EU for particular indications, we may not receive orphan drug exclusivity for any or all of those product candidates or indications upon approval, and even if we do obtain orphan drug exclusivity, that exclusivity may not effectively protect the product from competition; and

•
even if one or more of our product candidates is approved in the United States, it may not obtain the 12 years of exclusivity from biosimilars for which innovator biologics are eligible, and even if it does obtain such exclusivity, that exclusivity may not effectively protect the product from competition; the FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates, and if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained; and we may be liable for contamination or other harm caused by hazardous materials used in the operations of our business.

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, and business associates. Among other things, HITECH made certain aspects of HIPAA's rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office of Civil Rights, or the OCR, has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million.

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

•
On October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act.” This law, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”), will extend the Sunshine Act to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level healthcare providers (with reporting requirements going into effect in 2022 for payments made in 2021.

•
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

Our employees and our independent contractors, principal investigators, consultants or commercial collaborators, as well as their respective sub-contractors, if any, may engage in fraudulent conduct or other illegal activity, which may include intentional, reckless or negligent conduct that violates, among others, (a) FDA laws and regulations, or those of comparable regulatory authorities in other countries, including those laws that require the reporting of true, complete and accurate information to the FDA, (b) manufacturing standards, (c) healthcare fraud and abuse laws (d) anti-bribery and anti-corruption laws, including the FCPA, or (e) laws that require the true, complete and accurate reporting of financial information or data. For example, such persons may improperly use or misrepresent information obtained in the course of our clinical trials, create fraudulent data in our preclinical studies or clinical trials or misappropriate our drug products, which could result in regulatory sanctions being imposed on us and cause serious harm to our reputation. It is not always possible for us to identify or deter misconduct by our employees and third parties, and any precautions we may take to detect or prevent such misconduct may not be effective. Any misconduct or failure by our employees and our independent contractors, principal investigators, consultants or commercial collaborators, as well as their respective sub-contractors, if any, to comply with the applicable laws or regulations may expose us to governmental investigations, other regulatory action or lawsuits. If any action is instituted against us as a result of the alleged misconduct of our employees or other third parties, regardless of the final outcome, our reputation may be adversely affected and our business may suffer as a result. If we are unsuccessful in defending against any such action, we may also be liable to significant fines or other sanctions, which could have a material and adverse effect on us.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including from December 22, 2018 until January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We intend to fulfill our current debt service obligations, including repayment of the principal from our existing cash and investments, as well as the proceeds from potential licensing agreements and any additional financing from equity or debt transactions. However, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow to meet these obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, or delaying or curtailing research and development programs. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. As of December 31, 2018 we had 190,445,795 shares of common stock issued, plus (1) outstanding options to purchase 4,757,213 shares of common stock with a weighted-average exercise price of $14.30 per share, (2) 15,396 outstanding restricted stock units held by certain executive officers of the Company, (3) 537,501 outstanding performance stock options held by certain executive officers of the Company, (4) 7,295,934 shares of common stock reserved for potential future grant under the Plan, and (5) $7.1 million of principal amount of Convertible Senior Notes convertible into approximately 1,393,160 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 45,555,001 shares of common stock that remain available for future issuance.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Furthermore, the stock market and the market for stocks of comparable biopharmaceutical companies like ours have from time to time experienced, and likely will again experience, significant price and volume fluctuations that are unrelated to actual operating performance.

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

As of December 31, 2018, venBio Select Advisor LLC, (“venBio”) is the beneficial owner of approximately 9.5% of our outstanding common stock. venBio is our largest stockholder, and Dr. Behzad Aghazadeh, the Managing Partner and portfolio manager of the venBio Select Fund, serves as Chairman of our Board of Directors.

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

We do not intend to pay dividends on our common stock. Until such time as we pay cash dividends, our stockholders, must rely on increases in our stock price for appreciation.

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

Location	Primary Usage	Approximate Square Feet
300 The American Road, Morris Plains, New Jersey	Office space, research, manufacturing and clinical trial management	85,000
400 The American Road, Morris Plains, New Jersey	Office space, warehouse	45,700
100 The American Road, Morris Plains, New Jersey	Office space	5,800

The lease for the 400 The American Road, Morris Plains, New Jersey location will enable us to expand our research and clinical trial operations at the 300 The American Road, Morris Plains, New Jersey location.

Item 3.  Legal Proceedings

The following is a summary of legal matters that are outstanding.

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016, in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D. seeking lost profits, unjust enrichment damages and compensatory damages resulting from the infringement of its patents. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserted against defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey. The court granted this motion on January 25, 2017. On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit. On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claimed result.” On May 11, 2017, the court entered an order referring the matter to mediation and designating Garrett E. Brown, Jr. (ret.) as the mediator. The mediation did not result in a settlement. On October 25, 2018, the Company entered into a Settlement Agreement with all defendants in this action, agreeing to dismiss all claims with prejudice in exchange for a settlement payment from the defendants of $2.4 million.

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

A third purported class action case was filed in the United States District Court for the District of New Jersey; namely, Odeh v. Immunomedics, Inc., et al., No. Case 2:18-cv-17645-MCA-LDW, filed December 27, 2018. This case concerns the Company’s decision to not disclose the results of observations made by FDA during its inspection of the Company’s manufacturing facility in Morris Plains, New Jersey in August, 2018. The complaint alleges that Immunomedics misled investors by failing to disclose the Form 483 inspection report document issued by the FDA which set forth the observations of the FDA inspector during the inspection. Such observations included, inter alia, manipulated bioburden samples, misrepresentation of an integrity test procedure in the batch record, and backdating of batch records. The complaint further alleges that the Company’s failure to disclose the Form 483 resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Consistent with court rules, the Company has not yet filed a responsive pleading to this complaint.

On February 8, 2019, a purported class action case was filed in the United States District Court for the District of New Jersey; namely, Choi v. Immunomedics, Inc., et al., No. Case 2:19-cv-05151-MCA-LDW.   The complaint asserts violations of the federal securities laws based on claims that that the Company violated the federal securities laws by making alleged misstatements in various press releases and securities filings from February 8, 2018 to November 7, 2018 and by failing to disclose the substance of its interactions with FDA during the Immunomedics’ Biologic License Application for sacituzumab govitecan.

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

Arbitration of Disputed Matters

On January 15, 2019, the Company received an Arbitrator’s Findings of Fact and Conclusions of Law and Final Award (the “Final Award”) in the arbitration matter in which Dr. David M. Goldenberg, the Company’s former Chief Scientific Officer, Chief Patent Officer and Chairman of the Company’s Board of Directors, claimed entitlement to certain equity awards and severance payments, and Dr. Goldenberg and Ms. Cynthia Sullivan, a former director of the Company and former President and Chief Executive Officer, claimed rights to certain bonus payments. The Final Award (i) denied Dr. Goldenberg’s claim that he was entitled to an award of 1.5 million restricted stock units, (ii) denied each of Dr. Goldenberg’s and Ms. Sullivan’s claims that they were entitled to certain discretionary cash bonuses relating to the Company’s 2017 fiscal year, and (iii) granted Dr. Goldenberg an award of approximately $998,000 relating to certain claimed severance payments. The arbitration took place pursuant to the Delaware Rapid Arbitration Act.  Although the Delaware Rapid Arbitration Act permits challenges to arbitration awards in limited circumstances, pursuant to that certain stipulation and agreement of settlement, compromise, and release dated November 2, 2017, the Company, Dr. Goldenberg and Ms. Sullivan agreed that the Final Award would be the sole and exclusive final and binding remedy between and among the parties with respect to the matters disputed in the arbitration.

Breach of Contract

On November 16, 2018, Kapil Dhingra filed a complaint against Immunomedics, Inc., in the Superior Court of New Jersey, Law Division, Morris County, alleging breach of contract and breach of the implied covenant of good faith and fair dealing. In the complaint, Dhingra alleges that Immunomedics breached agreements with Dhingra entered into in 2012 and 2013 that purportedly give him the right to purchase 50,000 shares of Common Stock of Immunomedics for a strike price stated in the agreements. Immunomedics disputes the allegations and will seek expedited disposition of the matter.

Other matters:

Immunomedics is also a party to various claims and litigation arising in the normal course of business, which includes some or all of certain of its patents.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II
Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price and Dividend Information

Our common stock is quoted on the Nasdaq Global Market under the symbol “IMMU.” As of February 20, 2019, the closing sales price of our common stock on the Nasdaq Global Market was $14.36 and there were approximately 343 stockholders of record of our common stock. We have not paid dividends on our common stock since inception and do not plan to pay cash dividends in the foreseeable future.

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

The following graph compares the yearly change in cumulative total stockholder return on the Company’s common stock for the prior five years with the total cumulative return of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index.  The returns are indexed to a value of $100 at December 31, 2013.

	Indexed Returns (years ending)
Company/Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Immunomedics	100	104	67	80	351	310
Nasdaq Composite	100	112	113	128	155	147
Nasdaq Pharmaceutical	100	122	128	127	151	163

Item 6.  Selected Financial Data
The following table sets forth our consolidated financial data for the Transition Period as well as for each of the five fiscal years ended June 30, 2018, which has been derived from our audited consolidated financial statements. The audited consolidated financial statements for the Transition Period as well as of June 30, 2018 and 2017, and for the three-year period ended June 30, 2018, are included elsewhere in this Transition Report on Form 10-K. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Transition Period Ended December 31, 2018	Fiscal Year Ended June 30,
($ in thousands, except per share amounts)		2018	2017	2016	2015	2014
Total revenues	$—	$2,156	$3,091	$3,233	$5,653	$9,042
Total costs and expenses	144,535	143,203	82,241	62,241	51,873	44,622
Operating loss	(144,535)	(141,047)	(79,150)	(59,008)	(46,220)	(35,580)
Changes in fair market value of warrant liabilities	1,404	(108,636)	(61,074)	—	—	—
Warrant related expenses	—	—	(7,649)	—	—	—
Interest expense (1)	(20,017)	(23,255)	(5,480)	(5,480)	(2,091)	—
Interest and other income	6,106	5,493	431	338	246	56
Loss on induced exchanges of debt	(897)	(13,005)	—	—	—	—
Other financing expenses	—	—	(347)	—	—	—
Insurance reimbursement	190	6,638	—	—	—	—
Foreign currency transaction gain (loss), net	—	81	23	(40)	(1)	1
Loss before income tax	(157,749)	(273,731)	(153,246)	(64,190)	(48,066)	(35,523)
Income tax (expense) benefit	—	(156)	(20)	5,054	(58)	(8)
Net loss	(157,749)	(273,887)	(153,266)	(59,136)	(48,124)	(35,531)
Net loss attributable to noncontrolling interest	(81)	(50)	(60)	(99)	(122)	(105)
Net loss attributable to Immunomedics, Inc. stockholders	(157,668)	(273,837)	(153,206)	(59,037)	(48,002)	(35,426)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.84)	$(1.78)	$(1.47)	$(0.62)	$(0.51)	$(0.42)
Weighted average shares used to calculated loss per common share (basic and diluted)	188,554	153,475	104,536	94,770	93,315	84,632

	For the Transition Period As of December 31, 2018	As of June 30,
($ in thousands)		2018	2017	2016	2015	2014
Total cash, cash equivalents and marketable securities	$497,801	$638,802	$154,902	$50,628	$99,618	$41,833
Total assets	528,040	664,173	162,573	56,950	105,780	47,486
Liability related to sale of future royalties	221,295	202,007	—	—	—	—
Convertible senior notes, net	7,055	19,763	98,084	97,354	96,625	—
Warrant liabilities	—	8,973	90,706	—	—	—
Total stockholders' equity (deficit)	265,849	399,686	(59,464)	(57,527)	(4,525)	38,859

(1)
Interest expense represents interest on liability related to sale of future royalties of $19.3 million for the Transition Period, $19.8 million for fiscal 2018, the Convertible Senior Notes interest expense ($0.3 million, $1.8 million, $4.8 million and $4.8 million for the Transition Period, fiscal 2018, fiscal 2017 and fiscal 2016, respectively) and amortized debt issuance costs ($0.2 million, $1.7 million, $0.7 million and $0.7 million for the Transition Period, fiscal 2018, fiscal 2017 and fiscal 2016, respectively).

(2)	We have never paid cash dividends on our common stock. Stockholders’ equity (deficit) represents Immunomedics, Inc. stockholders' equity and the non-controlling interest in our subsidiary.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Transition Report on Form 10-K contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Transition Report on Form 10-K, and they may also be made a part of this Transition Report on Form 10-K by reference to other documents filed with the SEC, which is known as “incorporation by reference”.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. This Transition Report on Form 10-K, in addition to historical information, may contain forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Such statements, including statements regarding expectations for the timing or outcome of our anticipated meeting with the FDA to discuss the CRL received in response to our BLA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease, and expectations for the related resubmission, the FDA re-inspection of the Company’s manufacturing facility where we manufacture the monoclonal antibody for further manufacture into our antibody-drug-conjugate candidate sacituzumab govitecan, potential approval and commercial launch of sacituzumab govitecan for that indication and the Company’s development of sacituzumab govitecan for additional indications, clinical trials (including the funding therefor, anticipated patient enrollment, trial outcomes, timing or associated costs), regulatory applications and related timelines, including the filing and approval timelines for BLAs, BLA resubmissions, and BLA supplements, out-licensing arrangements, forecasts of future operating results, potential collaborations, capital raising activities, and the timing for bringing any product candidate to market, involve significant risks and uncertainties and actual results could differ materially from those expressed or implied herein. Factors that could cause such differences include, but are not limited to, the Company’s reliance on third-party relationships and outsourcing arrangements (for example in connection with manufacturing, logistics and distribution, and sales and marketing) over which it may not always have full control, including the failure of third parties on which the Company is dependent to meet the Company’s business and operational needs for investigational or commercial products and, or to comply with the Company’s agreements or laws and regulations that impact the Company’s business; the Company’s ability to meet pre-or post-approval compliance obligations; imposition of significant post-approval regulatory requirements on our product candidates, including a requirement for a post-approval confirmatory clinical study, or failure to maintain or obtain full regulatory approval for the Company’s product candidates, if received, due to a failure to satisfy post-approval regulatory requirements, such as the submission of sufficient data from a confirmatory clinical study; the uncertainties inherent in research and development; safety and efficacy concerns related to the Company’s products and product candidates; uncertainties in the rate and degree of market acceptance of products and product candidates, if approved; inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of the Company’s product candidates, if approved; inaccuracies in the Company’s estimates of the size of the potential markets for the Company’s product candidates or limitations by regulators on the proposed treatment population for the Company’s products and product candidates; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of the Company’s products and product candidates; the Company’s dependence on business collaborations or availability of required financing from capital markets, or other sources on acceptable terms, if at all, in order to further develop our products and finance our operations; new product development (including clinical trials outcome and regulatory requirements/actions); the risk that we or any of our collaborators may be unable to secure regulatory approval of and market our drug candidates; risks associated with litigation to which the Company is or may become a party, including the cost and potential reputational damage resulting from such litigation; loss of key personnel; competitive risks to marketed products; and the Company’s ability to repay its outstanding indebtedness, if and when required, as well as the risks discussed in the Company’s filings with the SEC. The Company is not under any obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. Refer to Item 1A. Risk Factors “Factors That May Affect Our Business and Results of Operations” in this Transition Report on Form 10-K for more information.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Transition Report on Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Transition Report on Form 10-K or the date of the document incorporated by reference in this Transition Report on Form 10-K, as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Historically, our fiscal years ended on June 30. On December 14, 2018, the Company's Board of Directors approved a change in the Company's fiscal year from June 30 to December 31, effective December 31, 2018. In this transition report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal year ended June 30, 2018 is referred to as “fiscal 2018,” June 30, 2017 as "fiscal 2017" and June 30, 2016 as "fiscal 2016"). The transition period is for the six months ended December 31, 2018.

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations for the Transition Period and the comparable period ended December 31, 2017, and the fiscal years ended June 30, 2018, 2017, and 2016, respectively, and our financial position as of December 31, 2018, June 30, 2017, and June 30, 2016, respectively. The MD&A should be read together with our consolidated financial statements and related notes included in Item 8 in this Transition Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with chemotherapeutics, cytokines or toxins.

We believe that our antibodies have therapeutic potential, in some cases as a naked antibody or when conjugated with chemotherapeutics, cytokines or other toxins to create unique and potentially more effective treatment options. The attachment of effective anti-tumor compounds to antibodies is intended to allow the delivery of these therapeutic agents to tumor sites with better specificity than conventional chemotherapy. This treatment method is designed to optimize the therapeutic window through reducing the systemic exposure of the patient to the therapeutic agents, which ideally minimizes debilitating side effects while maximizing the concentration of the therapeutic agent at the tumor, potentially leading to better efficacy.

Our portfolio of investigational products includes ADCs that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually associated with conventional administration of these chemotherapeutic agents. Our most advanced ADCs are sacituzumab govitecan (IMMU-132) and labetuzumab govitecan (IMMU-130), which are in advanced trials for a number of solid tumors. Sacituzumab govitecan is our lead product candidate and has received Breakthrough Therapy Designation from the FDA for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease.

Our corporate strategy is to commercialize sacituzumab govitecan on our own in the United States for the benefit of patients with mTNBC and the creation of value for our stockholders. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. On February 4, 2019, we received a written communication from the FDA enclosing the Establishment Inspection Report (“EIR”) from the chemistry, manufacturing and controls BLA pre-approval inspection conducted by the FDA at the Company’s Morris Plains, New Jersey antibody manufacturing facility for our ADC product candidate sacituzumab govitecan, which took place from August 6, 2018 through August 14, 2018.  The FDA also notified the Company that the FDA will be conducting a re-inspection of the Company’s Morris Plains, New Jersey manufacturing facility as part of the BLA resubmission process. The Company is finalizing its plans with respect to the matters raised in the CRL received from FDA on January 17, 2019 and the EIR, and subsequently expects to request a meeting with the FDA in the near term.

As of December 31, 2018, we had $497.8 million in cash, cash equivalents and marketable securities. On January 7, 2018, we announced that we sold tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI for $175.0 million. RPI also purchased $75.0 million of our common stock at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. On June 15, 2018, we announced the closing of a public offering of 11,500,000 shares of our common stock at a price of $24.00 per share. On June 22, 2018, pursuant to the underwriter's full exercise of the over-allotment option, we closed the sale of an additional 1,725,000 shares of our common stock. The total net proceeds from the offering, including the exercise of the over-allotment option, were approximately $300 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC") and other indications of high medical need, (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing.

As part of our commitment to invest in and scale our global supply capacity with world-class partners in each component of its supply-chain, on September 11, 2018, we entered into a Master Services Agreement (the “MSA”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will provide the Company with certain biologics manufacturing and development services in accordance with one or more product specific agreements. In connection with the MSA, on September 11, 2018, we also entered into a product specific agreement with Samsung for the production of hRS7, the antibody used in the Company’s lead antibody drug conjugate candidate, sacituzumab govitecan. In addition, on December 26, 2018, we expanded our long-term master supply agreement with Johnson Matthey who will continue to scale the manufacturing of CL2A-SN-38, the drug-linker that is a key component of sacituzumab govitecan.

To accelerate the clinical and preclinical development of sacituzumab govitecan, we have entered into clinical collaborations with AstraZeneca to investigate the ADC in earlier lines of therapy for mTNBC, advanced UC and metastatic NSCLC in combination with its checkpoint inhibitor, and with Clovis to combine with its PARP inhibitor in mTNBC, advanced UC and ovarian cancer. We are also working with the University of Wisconsin on a clinical study in prostate cancer.

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

(Refer to "Risk Factors" under Item 1A in this Transition Report on Form 10-K for more information.)

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

Results of Operations

Revenues

The following table summarizes our revenues for the Transition Period and the comparable six-month period ended December 31, 2017:

			($ in thousands)
		(unaudited) 2017	(Decrease)/Increase
For the Transition Period Ended December 31,	2018		2018 vs (unaudited) 2017
Product sales	$—	$1,050	$(1,050)	nm
License fee and other revenues	—	65	(65)	nm
Research and development	—	172	(172)	nm
Total revenues	$—	$1,287	$(1,287)	nm
nm - not meaningful

Total revenue for the Transition Period decreased compared to the comparable period ended December 31, 2017, primarily due to a decrease in product sales, license fee and other revenues, and grant revenue. Product sales for the Transition Period decreased compared to the comparable period ended December 31, 2017, due to the discontinued sale of LeukoScan® during the third quarter of fiscal 2018 to focus on our ADC business.

The following table summarizes our consolidated statements of comprehensive loss for fiscal 2018, 2017 and 2016:

				($ in thousands)
				(Decrease)/Increase
Fiscal Years Ended June 30,	2018	2017	2016	2018 vs 2017		2017 vs 2016
Product sales	$1,501	$2,443	$2,261	$(942)	(38.6)%	$182	8.0%
License fee and other revenues	330	284	387	46	16.2%	(103)	(26.6)%
Research and development	325	364	585	(39)	(10.7)%	(221)	(37.8)%
Total revenues	$2,156	$3,091	$3,233	$(935)	(30.2)%	$(142)	(4.4)%

Total revenue for the fiscal year ended June 30, 2018, decreased compared to fiscal June 30, 2017, primarily due to a decrease in product sales, and to a lesser extent a decrease in grant revenue offset partially by an increase in license fee and other revenues. Product sales for the fiscal year ended June 30, 2018, decreased compared to fiscal June 30, 2017, due to the discontinued sale of LeukoScan® during the third quarter of fiscal 2018 to focus on our ADC business.

Total revenue for the fiscal year ended June 30, 2017, decreased compared to fiscal June 30, 2016, primarily due to a $0.2 million decrease in grant revenue offset partially by a $0.1 million increase in LeukoScan® sales.

Costs and Expenses

The following table summarizes our costs and expenses for the Transition Period and the comparable period ended December 31, 2017:

			($ in thousands)
		(unaudited) 2017	(Decrease)/Increase
For the Transition Period Ended December 31,	2018		2018 vs (unaudited) 2017
Costs of goods sold	$—	$567	$(567)	nm
Research and development	93,887	42,837	51,050	nm
Sales and marketing	19,834	1,416	18,418	nm
General and administrative	30,814	7,493	23,321	nm
Total costs and expenses	$144,535	$52,313	$92,222	nm
nm - not meaningful

Total costs and expenses for the Transition Period increased compared to the comparable period ended December 31, 2017, primarily due to an increase in research and development expenses, an increase in general and administrative expenses, and an increase in sales and marketing expenses attributed primarily to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, and to expand clinical development of sacituzumab govitecan into other indications.

The following table summarizes our costs and expenses for fiscal 2018, 2017 and 2016:

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
nm - not meaningful

Total costs and expenses for the fiscal year ended June 30, 2018, increased compared to fiscal 2017 primarily due to an increase in research and development expenses, an increase in general and administrative expenses, and an increase in sales and marketing expenses attributed primarily to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, and to expand clinical development of sacituzumab govitecan into other indications.

Total costs and expenses for the fiscal year ended June 30, 2017, increased compared to fiscal 2016 primarily due to an increase in general and administrative costs during fiscal 2017 including a $9.0 million increase in legal and advisory fees associated with the proxy contest and professional services in connection with the Licensing Agreement with Seattle Genetics (which was subsequently terminated), $6.9 million for executive severance, $4.5 million to reimburse venBio Select LLC for proxy related costs, $2.0 million for consulting services for strategic planning, and a $1.8 million increase in legal fees, partially offset by the elimination of $1.7 million in deferred unearned executive bonuses from fiscal 2016 and 2015.

Cost of Goods Sold

The cost of goods sold for the Transition Period decreased compared to the comparable period ended December 31, 2017, primarily due to the discontinued sale of LeukoScan® during the third quarter of fiscal 2018.

The cost of goods sold for the fiscal year ended June 30, 2018, increased compared to fiscal June 30, 2017, primarily due to a $0.6 million write down relating to LeukoScan® inventories resulting from the discontinued sale of LeukoScan® during the third quarter of fiscal 2018.

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

The following table summarizes our research and development costs for the Transition Period and the comparable period ended December 31, 2017:

			($ in thousands)
		(unaudited) 2017	(Decrease)/Increase
For the Transition Period Ended December 31,	2018		2018 vs (unaudited) 2017
Labor	$16,695	$7,369	$9,326	nm
Manufacturing and quality costs	44,556	19,207	25,349	nm
Clinical development and operations	19,131	9,406	9,725	nm
Other	13,505	6,855	6,650	97.0%
Total research and development costs	$93,887	$42,837	$51,050	nm
nm - not meaningful

Research and development costs increased for the Transition Period approximately $51.1 million to $93.9 million compared to the comparable period ended December 31, 2017. The increase in research and development costs in the Transition Period compared to the comparable period ended December 31, 2017, relate primarily to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC. Additionally, there were increases in outside manufacturers' organizations services costs as we ramped-up manufacturing of sacituzumab govitecan for the Phase 3 clinical trial ADC as well as an increase in outside consulting services to improve our manufacturing and regulatory functions associated with fulfilling the FDA requirements for the Phase 3 clinical trial of sacituzumab govitecan in patients with mTNBC.

Research and development costs increased for the fiscal year ended June 30, 2018 approximately $47.5 million to $99.3 million compared to fiscal 2017. Research and development costs decreased approximately $1.7 million to $51.8 million for the fiscal year ended June 30, 2017 compared to fiscal 2016. The increase in research and development costs for the fiscal year ended June 30, 2018 compared to fiscal 2017 relate primarily to increases in clinical trial costs as well as increases in lab supplies and chemical reagents and personnel costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC. Additionally, there were increases in outside manufacturers' organizations services costs as we ramped-up manufacturing of sacituzumab govitecan for the Phase 3 clinical trial ADC as well as an increase in outside consulting services to improve our manufacturing and regulatory functions associated with fulfilling the FDA requirements for the Phase 3 clinical trial of sacituzumab govitecan in patients with mTNBC.

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

Sales and Marketing

Sales and marketing expenses increased during the Transition Period compared to the comparable period ended December 31, 2017, primarily due to commercial launch preparation activities including increases in labor costs and consulting services.

Sales and marketing expenses increased during the fiscal year ended June 30, 2018, compared to fiscal 2017 primarily due to commercial launch preparation activities. Sales and marketing expenses during the fiscal year ended June 30, 2017, decreased compared to fiscal 2016.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the Transition Period and the comparable period ended December 31, 2017:

			($ in thousands)
		(unaudited) 2017	(Decrease)/Increase
For the Transition Period Ended December 31,	2018		2018 vs (unaudited) 2017
Labor costs	$6,746	$2,797	$3,949	nm
Legal and advisory fees	8,909	3,070	5,839	nm
Consulting services	5,964	540	5,424	nm
Other	9,195	1,086	8,109	nm
Total general and administrative	$30,814	$7,493	$23,321	nm
nm- not meaningful

General and administrative expenses for the Transition Period increased compared to the comparable period ended December 31, 2017, primarily due to increased legal and advisory expenses, consulting services, and increased labor costs associated with the anticipated launch of sacituzumab govitecan in the United States for patients with mTNBC.

The following table summarizes our general and administrative expenses for fiscal 2018, 2017 and 2016:

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
nm- not meaningful

General and administrative expenses for the fiscal year ended June 30, 2018, increased compared to fiscal 2017 primarily due to increased labor costs associated with the anticipated launch of sacituzumab govitecan in the United States for patients with mTNBC, offset partly by decreased legal and advisory expenses due to increased costs in the prior year related to the proxy contest.

General and administrative expenses for the fiscal year ended June 30, 2017, increased compared to fiscal 2016 primarily due to increased legal and advisory fees associated with the proxy contest as well as executive severance costs.

Changes in fair market value of warrant liabilities

We recognized $1.4 million in non-cash income for the Transition Period as a result of the net appreciation in the fair value of the outstanding warrants throughout the Transition Period compared to a non-cash expense of $59.6 million in the comparable period ended December 31, 2017. During the Transition Period there were warrant exercises of approximately 0.5 million for which we received $1.7 million in cash. There were no warrants outstanding as of December 31, 2018. Refer to "Note 10 - Stockholders' Equity (Deficit)" for more information.

We recognized $108.6 million in non-cash expense for the year ending June 30, 2018, as a result of the net appreciation in the fair value of the outstanding warrants throughout the year compared to non-cash expense of $61.1 million in fiscal 2017. During fiscal 2018 there were warrant exercises of approximately 18.2 million for which we received $78.2 million in cash. Refer to "Note 10 - Stockholders' Equity (Deficit)" for more information.

We recognized a $61.1 million non-cash expense for the year ending June 30, 2017, arising from the $47.6 million increase in warrant liability from the increase in the fair value of the public offering warrants issued in October 11, 2016, and a $13.5 million increase in warrant liability from the increase in the fair market value of the warrant issued to Seattle Genetics on February 10, 2017 (the “SGEN Warrant”), resulting from the increase in the share price of our common stock from the date of inception of each warrant through June 30, 2017. There was no warrant liability in fiscal 2016.

Warrant related expenses

We recognized a $7.6 million non-cash warrant related expense during the year ended June 30, 2017 representing the excess of fair value of the SGEN Warrant issued on February 10, 2017, over proceeds received for the issuance of common stock and such Warrant. There was no warrant related expense in fiscal 2016.

Loss on induced exchanges of debt

On October 2, 2018, the Company entered into privately negotiated exchange agreements (the "October 2018 Exchange Agreements"), with a limited number of holders of the Convertible Senior Notes. As a result of the October 2018 Exchange Agreements, the Company recognized a non-cash loss on induced exchanges of debt of $0.9 million representing the fair value of the incremental consideration paid to induce the holders to exchange their Convertible Senior Notes for equity (i.e., 0.1 million shares of common stock), based on the closing market price of the Company's Common Stock on the date of the October 2018 Exchange Agreements. Refer to "Note 5 - Debt" for more information.

On September 21, 2017, we entered into separate, privately negotiated Exchange Agreements with certain holders of the Convertible Senior Notes. As a result of the Agreements, we recognized a non-cash loss on induced exchanges of debt of approximately $13.0 million, representing the fair value of the incremental consideration (1.1 million common shares) paid to induce the holders to exchange their Convertible Senior Notes for equity, based on the closing market price of our Common Stock on the date of the Exchange Agreements. Refer to "Note 5 - Debt" for more information.

Other financing expenses

Other financing expense of $0.3 million for the fiscal year ended June 30, 2017, related to expenses incurred in connection with the public offering we consummated on October 11, 2016, that were attributable to the warrant liability.

Interest expense

Interest expense for the Transition Period was $20.0 million, compared to $2.9 million for the comparable period ended December 31, 2017. The $17.1 million increase was due primarily to increased debt balances as a result of the RPI agreement. Refer to "Note 5 - Debt" for more information.

Interest expense for the year ended June 30, 2018, was $23.3 million, compared to $5.5 million for fiscal 2017. The $17.8 million increase was due primarily to increased debt balances as a result of the RPI agreement. Refer to "Note 5 - Debt" for more information.

Interest expense related to the 4.75% Convertible Senior Notes due 2020 was $5.5 million for both fiscal years ended June 30, 2017, and 2016, including the amortization of $0.7 million debt issuance costs.

Insurance reimbursement

During the Transition Period we received $0.2 million in insurance reimbursements related to legal costs incurred during our proxy contest during fiscal 2017. Refer to "Note 15 - Commitments and Contingencies" for more information.

For the fiscal year ended June 30, 2018, we received $6.6 million in insurance reimbursements related to legal costs incurred during our proxy contest during fiscal 2017. Refer to "Note 15 - Commitments and Contingencies" for more information.

Income tax (expense) benefit

There was no income tax expense for the Transition Period worldwide. In the comparable period ended December 31, 2017, foreign operations had net income and associated income tax expense of $154 thousand. There was no federal income tax expense for domestic operations in either period due to losses. We did not receive an income tax benefit during the Transition Period or the comparable period ended December 31, 2017, because we had reached the maximum amount permissible under the New Jersey Business Tax Certificate Transfer Program.

The income tax expense for the year ended June 30, 2018,was $156 thousand worldwide. In fiscal 2018, foreign operations had net income and associated income tax expense of $154 thousand. There was no federal income tax expense for domestic operations in either period due to losses. In fiscal 2016, we were able to participate in the New Jersey Business Tax Certificate Transfer Program and sell New Jersey State Tax NOLs and R&D tax credits. We did not receive an income tax benefit during the years ended June 30, 2018 or 2017, because we had reached the maximum amount permissible under the New Jersey Business Tax Certificate Transfer Program.

Net loss attributable to Immunomedics, Inc. stockholders

Net loss attributable to Immunomedics, Inc. common stockholders for the Transition Period was $157.7 million, or $0.84 per share, compared to a net loss of approximately $121.3 million, or $0.88 per share, for the comparable period ended December 31, 2017, an increase in the loss of $36.4 million due primarily to a $92.2 million increase in costs and expenses related to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC, a decrease in the expense from the change in fair value of warrant liabilities of $61.0 million, a $17.1 million increase in interest expense as a result of the RPI agreement, and a $12.1 decrease in loss on induced exchanges of debt, offset partially by the receipt of $4.4 million in non-recurring insurance reimbursement related to the proxy contest in the comparable period ended December 31, 2017.

Net loss attributable to Immunomedics, Inc. common stockholders for the fiscal year ended June 30, 2018, was $273.8 million, or $1.78 per share, compared to a net loss of approximately $153.2 million, or $1.47 per share, for fiscal 2017, an increase in the loss of $120.6 million due primarily to a $61.0 million increase in costs and expenses related to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC, an increase in the expense from the change in fair value of warrant liabilities of $47.6 million, a $17.8 million increase in interest expense as a result of the RPI agreement, and a $13.0 million increase in loss on induced exchange of debt, offset partially by the receipt of $6.6 million in non-recurring insurance reimbursement related to the proxy contest in fiscal 2017.

Net loss attributable to Immunomedics, Inc., common stockholders for the fiscal year ended June 30, 2017, was $153.2 million, or approximately $1.47 per share, compared to a net loss of approximately $59.0 million, or $0.62 per share, for 2016, an increase of $94.2 million, or approximately 159.5%. The increase was due primarily to the $61.1 million increase in the expense from the increase in fair value of warrant liabilities, the $22.5 million increase in general and administrative expenses, the $7.6 million increase in non-cash expense in excess of fair value of the SGEN Warrant, and the receipt of $5.1 million in proceeds from the sale of non-recurring tax credits in 2016, offset partially by the $1.7 million decrease in research and development expenses.

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations.
As of December 31, 2018, we had $497.8 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC") and other indications of high medical need, (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing.
Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in this Transition Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.
Discussion of Cash Flows
The following table summarizes our cash flows for the Transition Period:

($ in thousands)
For the Transition Period Ended
December 31, 2018
Net cash used in operating activities	$(130,664)
Net cash provided by investing activities	10,605
Net cash provided by financing activities	1,672
The following table summarizes our cash flows for the fiscal periods ended 2018, 2017 and 2016:

	($ in thousands)
	Years Ended June 30,
	2018	2017	2016
Net cash used in operating activities	$(133,426)	$(62,250)	$(48,462)
Net cash provided by (used in) investing activities	74,757	(76,264)	45,875
Net cash provided by financing activities	627,903	168,804	2,364
Cash flows used in operating activities.
Net cash used in operating activities during the Transition Period was approximately $130.7 million. The increase in cash used in operating for the period was primarily due to increased research and development expenses in clinical trial costs as well as increases in labor related costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC.
Net cash used in operating activities during the fiscal year ended June 30, 2018, was approximately $133.4 million, compared to $62.3 million during the fiscal year ended June 30, 2017, an increase in cash used in operating activities of $71.1 million. The increase in cash used in operating for the period was primarily due to increased research and development expenses in clinical trial costs as well as increases in labor related costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC.
Cash flows provided by (used in) investing activities.
Net cash provided by investing activities during the Transition Period was $10.6 million, due primarily to an increase of $21.8 million in proceeds from sales or maturities of marketable securities, partially offset by purchases of property and equipment of $11.2 million.
Net cash provided by investing activities during the fiscal year ended June 30, 2018, was $74.8 million, compared to cash used in investing activities of $76.3 million during the fiscal year ended June 30, 2017; an increase of approximately $151.0 million, due primarily to an increase of $37.9 million in proceeds from sales or maturities of marketable securities as well as a $121.2 million decrease in purchases of marketable securities.

Cash flows provided by financing activities.
Net cash provided by financing activities during the Transition Period was $1.7 million.
Net cash provided by financing activities during the fiscal year ended June 30, 2018, was $627.9 million, compared to $168.8 million of cash provided by financing activities during the fiscal year ended June 30, 2017. The increase of $459.1 million was due primarily due to our receipt of approximately $300.0 million in net proceeds from the issuance and sale of our common stock and the $250.0 million in funding received from RPI. Refer to "Note 5 - Debt, 'Liability related to sale of future royalties'" for additional information.
Working Capital and Cash Requirements
Working capital was $472.8 million as of the Transition Period compared to $604.6 million as of June 30, 2018, a $131.8 million decrease. The decrease in cash was primarily due to increased research and development expenses in clinical trial costs as well as increases in labor related costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC.
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

Until we can generate significant cash through (i) the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. In the future, if we cannot obtain sufficient funding through the above methods, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in our Transition Report on Form 10-K. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

Contractual Commitments

The following table summarizes our outstanding contractual obligations as of the Transition Period ended December 31, 2018:

	Payments Due by Period
	($ in thousands)
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Convertible senior notes	$—	$7,055	$—	$—	$—	$—	$7,055
Interest on long-term debt	338	42	—	—	—	—	380
Total long-term debt	338	7,097	—	—	—	—	7,435

Purchase obligations (1)	72,247	58,789	52,175	12,488	12,488	—	208,187
Operating lease (2)	3,022	1,593	1,545	1,566	1,554	12,947	22,227
Total	$75,607	$67,479	$53,720	$14,054	$14,042	$12,947	$237,849

(1)
Purchase obligations are primarily to purchase commercial manufacturing services including minimum purchase commitments related to product supply contracts, medical consultancy services and e-sourcing software.

(2)
Operating leases primarily relate to the 100 The American Road, Morris Plains, NJ 07950 building, the 300 The American Road, Morris Plains, NJ 07950 building, the 400 The American Road, Morris Plains, NJ 07950 building, office space in Bellevue, Washington, vehicles and printers.

The above amounts exclude potential payments related to the sale of future royalties pursuant to our agreement with RPI, under which we are required to make certain royalty payments based on estimated future sales of sacituzumab govitecan. Due to the nature of this arrangement, the future potential payments related to the attainment of regulatory approval and sales-based milestones over a period of several years are inherently uncertain, and accordingly, no amounts have been presented for these future potential payments.

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
As of the Transition Period ended December 31, 2018, we had $497.8 million in cash, cash equivalents and marketable securities. Such interest-earning instruments carry a degree of interest rate risk. We do not invest for trading or speculative purposes. We do not have any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates at December 31, 2018, would not result in a significant change in the fair market value of our portfolio.
We may be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. Depending on the strengthening or weakening of the United States dollar, realized and unrealized currency fluctuations could be significant.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Immunomedics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Immunomedics, Inc. and subsidiaries (the Company) as of December 31, 2018, June 30, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the six month transition period ended December 31, 2018 and each of the years in the three-year period ended June 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, June 30, 2018 and 2017, and the results of its operations and its cash flows for the six month transition period ended December 31, 2018 and each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 25, 2019

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Immunomedics, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Immunomedics, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018, June 30, 2018 and 2017, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the six months ended December 31, 2018 and each of the years in the three-year period ended June 30, 2018, (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, NY
February 25, 2019

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	December 31, 2018	June 30,
		2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$492,860	$612,057	$43,394
Marketable securities	4,941	26,745	111,508
Accounts receivable, net of allowances of $0, $0 and $9 at December 31, 2018, June 30, 2018, and 2017, respectively	—	46	489
Inventory	—	—	580
Prepaid expenses	5,354	3,803	891
Other current assets	1,348	5,729	436
Total current assets	504,503	648,380	157,298
Property and equipment, net of accumulated depreciation of $4,316, $30,858 and $29,561 at December 31, 2018, June 30, 2018 and 2017, respectively	23,469	15,733	5,245
Other long-term assets	68	60	30
Total Assets	$528,040	$664,173	$162,573

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$31,722	$31,664	$31,367
Liability related to sale of future royalties - current	—	3,009	—
Warrant liabilities	—	8,973	90,706
Deferred revenues	—	94	171
Total current liabilities	31,722	43,740	122,244
Convertible senior notes, net	7,055	19,763	98,084
Liability related to sale of future royalties - non-current	221,295	198,998	—
Other long-term liabilities	2,119	1,986	1,709
Total Liabilities	262,191	264,487	222,037
Commitments and Contingencies (Note 15)
Stockholders' Equity (Deficit):
Convertible preferred stock, $0.1 par value; authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2018, June 30, 2018 and 1,000,000 shares issued and outstanding at June 30, 2017	—	—	10
Common stock, $0.1 par value; authorized 250,000,000 shares; issued 190,445,795 shares and outstanding 190,411,070 shares at December 31, 2018; issued 186,801,159 shares and outstanding 186,766,434 shares at June 30, 2018; shares issued 110,344,643 shares and outstanding 110,309,918 shares at June 30, 2017	1,905	1,868	1,103
Capital contributed in excess of par	1,219,237	1,194,998	462,666
Treasury stock, at cost: 34,725 shares at December 31, 2018, June 30, 2018 and 2017	(824)	(458)	(458)
Accumulated deficit	(953,216)	(795,548)	(521,711)
Accumulated other comprehensive loss	(351)	(353)	(303)
Total Immunomedics, Inc. stockholders' equity (deficit)	266,751	400,507	(58,693)
Noncontrolling interest in subsidiary	(902)	(821)	(771)
Total stockholders' equity (deficit)	265,849	399,686	(59,464)
Total Liabilities and Stockholders' Equity	$528,040	$664,173	$162,573
See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
($ in thousands, except per share amounts)

	For the Transition Period Ended December 31, 2018	Year Ended June 30,
		2018	2017	2016
Revenues:
Product sales	$—	$1,501	$2,443	$2,261
License fee and other revenues	—	330	284	387
Research and development	—	325	364	585
Total revenues	—	2,156	3,091	3,233

Costs and Expenses:
Costs of goods sold	—	613	483	1,159
Research and development	93,887	99,283	51,776	53,492
Sales and marketing	19,834	6,822	873	1,027
General and administrative	30,814	36,485	29,109	6,563
Total costs and expenses	144,535	143,203	82,241	62,241
Operating loss	(144,535)	(141,047)	(79,150)	(59,008)
Changes in fair market value of warrant liabilities	1,404	(108,636)	(61,074)	—
Warrant related expenses	—	—	(7,649)	—
Interest expense	(20,017)	(23,255)	(5,480)	(5,480)
Interest and other income	6,106	5,493	431	338
Loss on induced exchanges of debt	(897)	(13,005)	—	—
Other financing expenses	—	—	(347)	—
Insurance reimbursement	190	6,638	—	—
Foreign currency transaction gain (loss), net	—	81	23	(40)
Loss before income tax	(157,749)	(273,731)	(153,246)	(64,190)
Income tax (expense) benefit	—	(156)	(20)	5,054
Net loss	(157,749)	(273,887)	(153,266)	(59,136)
Net loss attributable to noncontrolling interest	(81)	(50)	(60)	(99)
Net loss attributable to Immunomedics, Inc. stockholders	$(157,668)	$(273,837)	$(153,206)	$(59,037)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	$(0.84)	$(1.78)	$(1.47)	$(0.62)
Weighted average shares used to calculated loss per common share (basic and diluted)	188,554	153,475	104,536	94,770
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8)	(105)	(62)	1
Unrealized gain (loss) on securities available for sale	10	55	(109)	28
Other comprehensive income (loss), net of tax:	2	(50)	(171)	29
Comprehensive loss	(157,747)	(273,937)	(153,437)	(59,107)
Comprehensive loss attributable to noncontrolling interest	(81)	(50)	(60)	(99)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(157,666)	$(273,887)	$(153,377)	$(59,008)
See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Immunomedics, Inc. Stockholders' Equity (Deficit)
	Convertible Preferred Stock				Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
			Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Balance at June 30, 2015	—	$—	94,547	$945	$305,229	$(458)	$(309,468)	$(161)	$(612)	$(4,525)
Exercise of stock options, net			1,098	11	2,722					2,733
Stock-based compensation			223	2	3,369					3,371
Other comprehensive income								29		29
Net loss							(59,037)		(99)	(59,136)
Balance at June 30, 2016	—	$—	95,868	$958	$311,320	$(458)	$(368,505)	$(132)	$(711)	$(57,528)
Issuance of preferred stock, net	1,000	10			121,772					121,782
Issuance of common stock in public offering, net			10,000	100	28,478					28,578
Proceeds of public offering allocated to warrant liability					(6,966)					(6,966)
Issuance of common stock to Seattle Genetics, Inc.			3,000	30	14,670					14,700
Proceeds of share issuance to Seattle Genetics, Inc. allocated to warrant liability					(14,670)					(14,670)
Exercise of stock options, net			1,279	13	4,277					4,290
Stock-based compensation			198	2	3,785					3,787
Other comprehensive (loss)								(171)		(171)
Net loss							(153,206)		(60)	(153,266)
Balance at June 30, 2017	1,000	$10	110,345	$1,103	$462,666	$(458)	$(521,711)	$(303)	$(771)	$(59,464)
Reclassification of warrant liability to equity			—	—	190,369					190,369
Exercise of common stock warrants			18,206	182	78,044					78,226
Exercise of stock options, net			586	6	2,255					2,261
Issuance of common stock to RPI Finance Trust			4,373	44	67,740					67,784
Issuance of common stock in public offering, net			13,225	132	299,335					299,467
Conversion of preferred stock	(1,000)	(10)	23,105	231	(221)					—
Issuance of common stock due to debt conversion			16,800	168	92,307					92,475
Stock-based compensation			331	3	4,024					4,027
Conversion of RSU's for tax withholding payments			(170)	(1)	(1,521)					(1,522)
Other comprehensive (loss)								(50)		(50)
Net loss							(273,837)		(50)	(273,887)
Balance at June 30, 2018	—	$—	186,801	$1,868	$1,194,998	$(458)	$(795,548)	$(353)	$(821)	$399,686
Reclassification of warrant liability to equity					7,569					7,569
Exercise of common stock warrants			450	5	1,683					1,688
Exercise of stock options, net			706	7	2,619	(2,450)				176
Retirement of treasury stock			(106)	(1)	(2,083)	2,084				—
Issuance of common stock due to debt conversion			2,568	26	13,757					13,783
Stock-based compensation			36		886					886
Conversion of RSU's for tax withholding payments			(9)		(192)					(192)
Other comprehensive income								2		2
Net loss							(157,668)		(81)	(157,749)
Balance at December 31, 2018	—	$—	190,446	$1,905	$1,219,237	$(824)	$(953,216)	$(351)	$(902)	$265,849
See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the Transition Period Ended December 31, 2018	Years ended June 30,
		2018	2017	2016
Cash flows from operating activities:
Net loss	$(157,749)	$(273,887)	$(153,266)	$(59,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(1,404)	108,636	61,074	—
Warrant related expense	—	—	7,649	—
Depreciation and amortization	2,099	1,297	923	738
Interest on non-recourse debt	19,288	19,791	—	—
Loss on induced exchanges of debt	897	13,005	—	—
Amortization of deferred revenue	(94)	(77)	(64)	(36)
Amortization of bond premiums	3	31	218	670
Amortization of debt issuance costs	179	1,679	730	730
Amortization of deferred rent	132	279	10	100
Loss (gain) on sale of marketable securities	—	—	16	(2)
(Decrease) increase in allowance for doubtful accounts	—	(9)	(62)	20
Non-cash expense related to stock-based compensation	886	4,024	4,333	3,741
Non-cash decrease in value of life insurance policy	—	—	—	21
Non-cash financing expenses	—	—	347	—
Changes in operating assets and liabilities
Accounts receivable - net of reserve	46	452	103	(190)
Inventories - net of reserve	—	580	(196)	256
Other receivables	—	(30)	223	620
Prepaid expenses	(1,552)	(2,911)	147	98
Other current assets	5,169	(4,768)	(244)	762
Accounts payable and accrued expenses	1,436	(1,518)	15,809	3,146
Net cash used in operating activities	(130,664)	(133,426)	(62,250)	(48,462)
Cash flows from investing activities:
Purchases of marketable securities	—	(10,380)	(131,610)	(2,749)
Proceeds from sales/maturities of marketable securities	21,818	95,112	57,183	50,850
Purchases of property and equipment	(11,213)	(9,975)	(1,837)	(2,226)
Net cash provided by (used in) investing activities	10,605	74,757	(76,264)	45,875
Cash flows from financing activities:
Exercise of stock options, net	176	2,261	4,290	2,733
Exercise of warrants	1,688	78,226	—
Sale of preferred stock, net of related expenses	—	—	121,782	—
Proceeds from public offering of common stock	—	299,467	28,578	—
Proceeds from private offering of common stock	—	67,784	14,700	—
Proceeds from the issuance of non-recourse debt	—	182,216	—	—
Debt conversion fees	—	(530)	—	—
Tax withholding payments for stock-based compensation	(192)	(1,521)	(546)	(369)
Net cash provided by financing activities	1,672	627,903	168,804	2,364
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(22)	(46)	(100)	(26)
Net increase (decrease) in cash, cash equivalents and restricted cash	(118,409)	569,188	30,190	(249)
Cash, cash equivalents, and restricted cash beginning of period	612,582	43,394	13,204	13,453
Cash, cash equivalents, and restricted cash end of period	$494,173	$612,582	$43,394	$13,204
Supplemental disclosure of cash flow information:
Interest paid	$475	$2,850	$4,750	$4,803
Income taxes paid	$—	$—	$24	$29
Schedule of non-cash investing and financing activities:
Issuance of common shares for debt conversion	$13,757	$92,307	$—	$—
Accrued capital expenditures	$795	$2,173	$—	$—
Non-cash component of warrant exercise	$7,569	$—	$—	$—
Shares received in cashless exercise	$2,450	$—	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (dollars in thousands):

	For the Transition Period Ended December 31, 2018	Year Ended June 30, 2018

Cash and cash equivalents	$492,860	$612,057
Restricted cash in other current assets	1,313	525
Total cash, cash equivalents and restricted cash	$494,173	$612,582
See accompanying notes to consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.         Business Overview

Immunomedics, Inc., a Delaware corporation, together with its subsidiaries (collectively "we," "our," "us," "Immunomedics", or the "Company"), is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer. Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for patients with difficult to treat solid tumor and blood cancers. The Company currently reports as a single industry segment with substantially all business conducted in the United States ("United States"). Immunomedics conducts its research activities in the United States and runs its development studies in the United States and selected European countries. Our corporate objective is to become a fully-integrated biopharmaceutical company and a leader in the field of antibody-drug conjugates (“ADCs”). To that end, our immediate priority is to commercialize our most advanced ADC product candidate, sacituzumab govitecan (IMMU-132), beginning in the United States, with metastatic triple-negative breast cancer (“mTNBC”) as the first indication. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. On February 4, 2019, we received a written communication from the FDA enclosing the Establishment Inspection Report (“EIR”) from the chemistry, manufacturing and controls BLA pre-approval inspection conducted by the FDA at the Company’s Morris Plains, New Jersey antibody manufacturing facility for our ADC product candidate sacituzumab govitecan, which took place from August 6, 2018 through August 14, 2018.  The FDA also notified the Company that the FDA will be conducting a re-inspection of the Company’s Morris Plains, New Jersey manufacturing facility as part of the BLA resubmission process. The Company is finalizing its plans with respect to the matters raised in the CRL received from FDA on January 17, 2019 and the EIR, and subsequently expects to request a meeting with the FDA in the near term.

The Company has a foreign subsidiary, Immunomedics GmbH in Rodermark, Germany, that assists the Company in clinical trials in Europe. The accompanying consolidated financial statements include results for its foreign subsidiary and its majority-owned United States subsidiary, IBC Pharmaceuticals, Inc. ("IBC"). During the Transition Period, the Company liquidated Immunomedics B.V. in the Netherlands.

Immunomedics is subject to significant risks and uncertainties, including, without limitation, the Company's inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that the Company may be unable to secure regulatory approval of and market its drug candidates; the development or regulatory approval of competing products; the Company's ability to protect its proprietary technologies; patent infringement claims; and risks of new, changing and competitive technologies, and regulations in the United States and internationally.

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

As of December 31, 2018, we had $497.8 million in cash, cash equivalents and marketable securities. On June 15, 2018, we announced the closing of our public offering of 11,500,000 shares of our common stock at a price of $24.00 per share. Pursuant to the underwriter's full exercise of the over-allotment option granted by us, on June 22, 2018, we closed the sale of an additional 1,725,000 shares of our common stock. The total net proceeds from the offering, including the exercise of the over-allotment option, were $299.5 million, after deducting $17.4 million in underwriting discounts and commissions and other offering expenses payable by the Company. This funding will be used primarily to accelerate the clinical development program of sacituzumab govitecan, manufacturing process improvements as well as for working capital and general corporate purposes.

On January 7, 2018, we announced that we sold tiered, sales-based royalty rights on global net sales of sacituzumab govitecan to RPI Finance Trust (“RPI”) for $175.0 million. RPI also purchased $75.0 million in our common stock at $17.15 per share, which represented a more than 15% premium over the stock’s 15-day trailing average closing price at that time. The total $250.0 million funding provided us with the resources required to support our next phase of growth as we focus on developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor positive ("HR+")/human epidermal growth factor receptor 2 - negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC") and other indications of high medical need and on further building its clinical, medical affairs, commercial and manufacturing infrastructure, and to fund operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions relate to stock-based compensation expenses, interest expense on liability related to sale of future royalties, and determination of fair value of warrant liabilities.

Interest Expense on Liability Related to Sale of Future Royalties

The Company accounts for the liability related to the sale of future royalties as a debt financing. The Company has a significant continuing involvement in the generation of related royalty streams. The Company accretes this liability and recognizes expected interest expense using the effective interest rate method over the life of the related royalty stream, based on our current estimates of future royalty payments. These estimates include projections the Company makes and projections from outside the Company, and involves significant judgment and inherent uncertainties. The Company periodically re-assesses the projections and, to the extent our future projections are greater or less than its previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will adjust the effective interest calculation.

Foreign Currencies

For our German subsidiary which operates in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders' equity in the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and are included in the determination of comprehensive (loss) income in the Consolidated Statements of Comprehensive Loss. Transaction gains and losses are included in the determination of net loss in the Consolidated Statements of Comprehensive Loss.

Financial Instruments

The carrying amount of cash and cash equivalents, prepaid expenses, other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities, all of which are available-for-sale, consist of corporate debt securities, United States bonds, United States sponsored agencies and municipal bonds. Corporate debt securities include Eurodollar issues of United States corporations, and United States dollar denominated issues of foreign corporations. United States sponsored agencies securities are carried at fair value, with unrealized gains and losses, net of related income taxes, reported as accumulated other comprehensive loss, except for losses from impairments which are determined to be other-than-temporary. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in the determination of net loss and are included in interest and other income (net), at which time the average cost basis of these securities are adjusted to fair value. Fair values are based on quoted market prices at the reporting date. Interest and dividends on available-for-sale securities are included in interest and other income (net).

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. Our investment policy is to invest only in institutions that meet high credit quality standards and establishes limits on the amount and time to maturity of investments with any individual counterparty. The policy also requires that investments are only entered into with corporate and financial institutions that meet high credit quality standards. Restricted cash represents funds the Company is required to set aside to cover vehicle operating leases and other purposes.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs incurred for clinical trials for patients and investigators are expensed as services are performed in accordance with the agreements in place with the institutions. Research and development costs include salaries and benefits, costs associated with producing biopharmaceutical compounds, laboratory supplies, the costs of conducting clinical trials, and facilities costs. In addition, the Company uses clinical research organizations ("CRO") and contract manufacturing operations ("CMO") to outsource portions of our research and development activities.

Common Stock Warrants

In connection with certain financing transactions in October 2016 and February 2017, the Company issued warrants and recorded them as liabilities due to certain net cash settlement provisions. The warrants were recorded at fair value using the Black-Scholes valuation model. The Black-Scholes valuation model takes into account, as of the valuation date, factors including the current exercise price, the term of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the term of the warrant. These warrants are subject to re-measurement at each balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized as “change in the fair value of warrant liability” in the consolidated statements of comprehensive loss. As of December 31, 2018, there were no warrants outstanding.

Treasury Shares

The Company records treasury stock at the cost to acquire it and includes treasury stock as a component of Stockholders’ Equity. In determining the cost of the treasury shares when either sold or issued, the Company uses the first-in, first-out method ("FIFO"). If the proceeds from the sale of the treasury shares are greater than the cost of the shares sold, the excess proceeds are recorded as additional paid-in capital. If the proceeds from the sale of the treasury shares are less than the original cost of the shares sold, the excess cost reduces any additional paid-in capital arising from previous sales of treasury shares for that class of stock.

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

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses, warrant liability, liabilities related to the sale of future royalties and Convertible Senior Notes. The carrying amount of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments as of the Transition Period and for the fiscal years ended June 30, 2018 and 2017.

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statements amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2018.

The Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces United States corporate rates from 35% to 21%. Additionally, the Act limits the use of net operating loss carry backs, however any future net operating losses will instead be carried forward indefinitely. Only 80% of current income will be able to be offset with a net operating loss carryforward, with the remainder of the net operating loss continuing to carry forward. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax assets as of June 30, 2018 which resulted in a provisional expense of $59.5 million which was offset by an associated change in valuation allowance. In the second quarter of the Transition Period, the Company completed its analysis to determine the effect of the Tax Act and recorded no further adjustments.

Net Loss Per Share Allocable to Common Stockholders

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the exercise or exchange of all potential common shares is not included because their effect would have been anti-dilutive, due to the net loss recorded for the Transition Period and fiscal years ended June 2018, 2017, and 2016, respectively. The common stock equivalents excluded from the earnings per share calculation are 6.7 million, 10.0 million, 66.1 million and 26.7 million for the Transition Period and the fiscal years ended June 2018, 2017, and 2016, respectively.

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

The expected term of the option is based upon the contractual term and expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the United States Treasury yield curve in effect at the time of the grant. Forfeitures are recorded as incurred.

Recently Issued Accounting Pronouncements

Accounting Pronouncements adopted during the year:

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this update require that cash and cash equivalent balances in a statement of cash flows include those amounts deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We adopted the amendments in this accounting standard update in the Transition Period on a retrospective basis resulting in an immaterial impact to our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments,” which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We adopted ASU 2016-15 in the Transition Period and the adoption did not result in any changes to the presentation of our Consolidated Statement of Cash Flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and has subsequently issued a number of amendments to Topic 606. During the Transition Period we adopted Topic 606 using the modified retrospective method. The adoption of Topic 606 did not have a material impact to our consolidated financial statements.

Accounting Pronouncements yet to be adopted:

In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606,"    to clarify when ASC 606 should be used for collaborative arrangements when the counterparty is a customer. The guidance precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The guidance is effective for public business entities in fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted to entities that have adopted ASC 606. We are currently assessing the impact of ASU 2018-18.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” and issued subsequent amendments to the initial guidance contained within ASU 2017-13. This standard requires a lessee to record the assets and liabilities for the rights and obligations created by lease terms of more than 12 months on the balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early application is permitted. We will adopt the standard using the modified retrospective method and intend to elect the available practical expedients on adoption. We anticipate adoption of the new standard will increase total assets by approximately $9.0 million, with an offsetting increase to total liabilities of approximately $9.0 million on our consolidated balance sheet and result in additional lease-related disclosures in the footnotes to our consolidated financial statements. Adoption of the standard has required changes to our business processes and controls to comply with the provisions of the standard.

3.         Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at the Transition Period ended December 31, 2018 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$—	$4,941

Maturities of debt securities classified as available-for-sale were as follows at the Transition Period ended December 31, 2018 (in thousands):

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

Maturities of debt securities classified as available-for-sale was as follows at June 30, 2018 (in thousands):

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

4.        Inventory

There was no inventory at the Transition Period ended December 31, 2018, and June 30, 2018, and $0.6 million of inventory at June 30, 2017. Inventory was related to Leukoscan, for which the Company discontinued sales as of February 2018.

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

The Company concluded that there were two units of accounting in the transaction. The Company allocated the transaction consideration on a relative fair value to the liability and common stock in accordance with ASC 470-10 as follows (in thousands):

Units of Accounting:	Allocated Consideration
Liability related to sale of future royalties	$182,216
Common stock	67,784
$250,000

Interest will be recognized using the effective interest method over a period of 20 years. The effective interest rate under the Funding Agreement, including issuance costs, is approximately 18.0%. During the Transition Period, the Company recognized $19.3 million in interest expense.

The following table shows the activity within liability related to sale of future royalties during the Transition Period and at the fiscal year ended June 30, 2018 (in thousands):

Liability related to sale of future royalties at January 7, 2018	$182,216
Interest expense recognized	19,791
Carrying value of liability related to sale of future royalties at June 30, 2018	$202,007
Interest expense recognized	19,288
Carrying value of liability related to sale of future royalties at December 31, 2018	$221,295

Convertible Senior Notes:

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the "Convertible Senior Notes") (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Notes was 5.48% for the period from the date of issuance through the Transition Period ended December 31, 2018.

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

On September 21, 2017, the Company entered into separate, privately negotiated exchange agreements, (the "September Exchange Agreements") with certain holders of the Convertible Senior Notes. Under the Exchange Agreements, such holders agreed to convert an aggregate $80.0 million of Convertible Senior Notes held by them. In total, the Company issued an aggregate 16.8 million shares of common stock in the September Exchange Agreements. The shares represent an aggregate of 1.1 million shares more than the number of shares into which the exchanged Convertible Senior Notes were convertible under their original terms. As a result of the September Exchange Agreements, the Company recognized a loss on induced exchanges of debt of $13.0 million representing the fair value of the incremental consideration paid to induce the holders to exchange their Convertible Senior Notes for equity (i.e., 1.1 million shares of common stock), based on the closing market price of the Company's Common Stock on the date of the September 2017 Exchange Agreements.

On October 2, 2018, the Company entered into privately negotiated exchange agreements (the "October 2018 Exchange Agreements"), with a limited number of holders of the Convertible Senior Notes. Under the Exchange Agreements, such holders agreed to convert an aggregate $12.9 million of Convertible Senior Notes held by them. In total, the Company issued an aggregate 2.6 million shares of common stock in the October 2018 Exchange Agreements. The shares represent an aggregate of 0.1 million shares more than the number of shares into which the exchanged Convertible Senior Notes were convertible under their original terms. As a result of the October 2018 Exchange Agreements, the Company recognized a loss on induced exchanges of debt of $0.9 million representing the fair value of the incremental consideration paid to induce the holders to exchange their Convertible Senior Notes for equity (i.e., 0.1 million shares of common stock), based on the closing market price of the Company's Common Stock on the date of the October 2018 Exchange Agreements. As a result of the October 2018 Exchange Agreements, the balance of the outstanding Convertible Senior Notes was $7.1 million at December 31, 2018.

Total interest expense for the Convertible Senior Notes were $0.5 million, $3.5 million, $5.5 million and $5.5 million, for the Transition Period and the fiscal periods ended 2018, 2017 and 2016, respectively. Included in interest expense is the amortization of debt issuance costs of $0.2 million in the Transition Period ($0.1 million of which related to the accelerated amortization of debt issuance costs associated with the October 2018 Exchange Agreements), $1.7 million in fiscal 2018 ($1.4 million of which related to the accelerated amortization of debt issuance costs associated with the September Exchange Agreements), $0.7 million in fiscal 2017 and $0.7 million in the fiscal 2016.

6.     Stock-Based Compensation

Stock Incentive Plan

The Company has a stock incentive plan, the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “Plan”). The Plan was established to promote the long-term financial interests and growth of the Company, by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of the Company's business. The Plan is designed to motivate management personnel by means of growth-related incentives to achieve long-range goals and further the alignment of interests with those of the stockholders of the Company through opportunities for increased stock or stock-based ownership in the Company. Toward these objectives, the Company may grant stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to eligible individuals on the terms and subject to the conditions set forth in the Plan. There have been no significant modifications to the Plan during the Transition Period or fiscal years ended 2018, 2017 or 2016.

Stock-based compensation expense was $0.9 million, $4.0 million, $4.3 million and $3.7 million in the Transition Period and fiscal years ended June 30, 2018, 2017 and 2016, respectively. The Company received a final award finding from an arbitrator that denied Dr. Goldenberg 1.5 million of RSU's. As a result, during the Transition Period, $3.4 million of the stock-based compensation expense was reversed. Refer to "Note 15 - Commitments and Contingencies" for more information.

Stock Options

Stock option grants provide the right to purchase a specified number of shares of Common Stock from the Company at a specified price during a specified period of time. The stock option exercise price per share is the fair market value of one share of Common Stock on the date of the grant of the stock option and generally have a vesting period of four years.

As of December 31, 2018, there was $32.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plan. That cost is being recognized over a weighted-average period of 3.5 years.

The weighted average grant date fair value of the stock options granted during the Transition Period and fiscal years ended June 30, 2018, 2017 and 2016 was $22.54 per share, $8.76 per share, $2.21 per share and $1.08 per share, respectively. The weighted average grant date fair value of the performance-based stock options granted during the fiscal year ended June 30, 2018 was $7.29 per share. There were no performance-based stock options granted during the Transition Period, or for fiscal years ended June 30, 2017 or 2016.

We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	Transition Period December 31, 2018	Years Ended June 30,
		2018	2017	2016
Expected dividend yield	—%	—%	—%	—%
Expected option term (years)	4.76	4.84	5.04	5.03
Expected stock price volatility	69%	70%	63%	58%
Risk-free interest rate	2.69% - 3.06%	1.72% - 2.89%	1.16% - 2.15%	1.00% - 1.64%

The following table summarizes all stock option activity for the transition period ended December 31, 2018:

	Options (in thousands)	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 1, 2018	3,549	$7.58	4.43	$57,123
Changes during the year:
Granted	2,002	22.54
Exercised	(706)	3.71
Expired or forfeited	(88)	15.57
Options outstanding, end of year	4,757	$14.30	5.42	$18,618
Vested as of December 31, 2018	1,504	$4.23	3.41	$15,098

The following table summarizes all stock option activity for the fiscal year ended June 30, 2018:

	Options (in thousands)	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of year	2,893	$3.48	3.96	$15,490
Changes during the year:
Granted	1,370	14.90
Exercised	(586)	3.86
Expired or forfeited	(128)	10.19
Options outstanding, end of year	3,549	$7.58	4.43	$57,123
Vested as of June 30, 2018	1,852	$3.47	2.90	$37,420

The total fair value of shares vested during the Transition Period and fiscal years ended June 30, 2018, 2017 and 2016 was $21.5 million, $43.8 million, $17.0 million and $6.3 million, respectively. The total intrinsic value of stock options exercised during the Transition Period and the fiscal years ended June 30, 2018, 2017 and 2016 was $13.3 million, $7.8 million, $2.6 million and $1.2 million, respectively.

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

Information regarding the Company's RSU's for the transition period ended December 31, 2018 is as follows:

Non-Vested Restricted Stock Units	Share Equivalent (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2018	1,535	$2.83
Changes during the period:
Restricted Units Granted	15	14.29
Vested/Exercised	(35)	8.46
Forfeited	(1,500)	2.28
Non-vested at December 31, 2018	15	$14.29

As of the transition period ended December 31, 2018, there was $0.3 million of total unrecognized compensation costs related to the awards. The cost is being recognized over a weighted-average period of 1.18 years. During the Transition Period, the Company received a final award finding from an arbitrator that denied Dr. Goldenberg 1.5 million of RSU's that are included as forfeited in the table above. Refer to "Note 15 - Commitments and Contingencies" for more information.

Information regarding the Company's RSU's for the fiscal year ended June 30, 2018 is as follows:

Non-Vested Restricted Stock Units	Share Equivalent (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2017	1,500	$2.28
Changes during the period:
Restricted Units Granted	35	8.46
Vested/Exercised	—	—
Non-vested at June 30, 2018	1,535	$2.83

Performance Stock Options ("PSO's")

The Company may grant awards of PSO's to eligible individuals. PSO's are shares of Common Stock that vest based on performance measured against predetermined objectives that could include performance goals, continued employment, or a combination of both over a specified performance period. PSO's may be settled in shares of Common Stock, cash, or both as determined on the settlement date.

The following table summarizes the Company's performance-based stock option activity for the transition period ended December 31, 2018 is presented below:

	Options (in thousands)	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 1, 2018	538	$13.09	6.54	$5,688
Changes during the year:
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Options outstanding, end of year	538	$13.09	6.04	$772
Vested as of December 31, 2018	38	$11.86	5.94	$91

The following table summarizes the Company's performance-based stock option activity for the fiscal year ended June 30, 2018 is presented below:

	Options (in thousands)	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, July 1, 2017	—	$—	0	$—
Changes during the year:
Granted	538	13.09
Exercised	—	—
Expired or forfeited	—	—
Options outstanding, end of year	538	$13.09	6.54	$5,688
Vested as of June 30, 2018	—	$—	0	$—

During fiscal 2018, performance stock options were granted to certain key senior officers that are subject to vesting only upon the market price of our underlying public stock closing above certain price targets that range between $23.72 and $47.04 within four years of the date of grant. The target price must be maintained for a 15-day consecutive trading period. These non-qualified stock options with market related vesting conditions were valued using a Monte Carlo simulation model. Stock-based compensation expense for each grant is recognized regardless of the number of awards that are earned based on the market condition and is recognized on a straight-line basis over the service period of four years. There were no performance stock options granted during the Transition period.

As of the transition period ended December 31, 2018, there was $3.0 million of total unrecognized compensation costs related to the awards. The cost is being recognized over a remaining weighted-average period of 3.05 years.

7.         Estimated Fair Value of Financial Instruments
Cash equivalents and marketable securities:

Transition period ended	($ in thousands)
December 31, 2018	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$326,239	$—	$—	$326,239
Marketable Securities:
U.S. Government Sponsored Agencies	4,941	—	—	4,941
Total	$331,180	$—	$—	$331,180

Fiscal year ended	($ in thousands)
June 30, 2018	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$300,865	$—	$—	$300,865
Marketable Securities:
U.S. Treasury Bonds	9,632	—	—	9,632
Certificate of Deposits	5,610	—	—	5,610
U.S. Government Sponsored Agencies	6,749	—	—	6,749
Corporate Debt Securities	4,505	—	—	4,505
Commercial Paper	249	—	—	249
Total	$327,610	$—	$—	$327,610

Fiscal year ended	($ in thousands)
June 30, 2017	Level 1	Level 2	Level 3	Total
Money Market Funds Note (a)	$36,776	$—	$—	$36,776
Marketable Securities:
U.S. Treasury Bonds	35,062	—	—	35,062
Certificate of Deposits	15,298	—	—	15,298
U.S. Government Sponsored Agencies	18,344	—	—	18,344
Corporate Debt Securities	32,659	—	—	32,659
Commercial Paper	10,145	—	—	10,145
Total	$148,284	$—	$—	$148,284
(a)The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes
The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	Transition period ended December 31, 2018		As of June 30, 2018		As of June 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Convertible Senior Notes	$7,055	$20,100	$19,763	$89,436	$98,084	$180,950

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

Warrant Liabilities

The Company has determined its warrant liabilities to be a Level 2 fair value measurement and used the Black Scholes valuation model to calculate the fair value. At the measurement dates, the Company estimated the fair value for the warrants based on Black-Scholes valuation model and using the following assumptions:

	June 30, 2018 (2)	June 30, 2017 (1)	June 30, 2017 (2)	February 10, 2017	October 11, 2016
Risk-free interest rate	1.95%	1.14%	1.38%	1.47%	0.87%
Expected remaining term	0.28 years	0.5 years	1.3 years	3.0 years	2.0 years
Expected volatility	60.00%	69.34%	73.85%	71.42%	75.00%
Dividend yield	—%	—%	—%	—%	—%

(1)	Represents the fair value assumptions for the warrants issued in connection with February 10, 2017 stock purchase agreement.

(2)	Represents the fair value assumptions for the warrants issued in connection with October 11, 2016 public offering.

The following table sets forth the warrant activity for the fiscal year ended June 30, 2018 and for the Transition Period (in thousands):

(in thousands)	Number of Warrants	Estimated Fair Value Level 2
Fair value - 6/30/2017	18,656	$90,706
Reclassification of warrant liability to equity	(18,206)	(190,369)
Changes in fair market value of warrant liabilities	—	108,636
Fair value - 6/30/2018	450	$8,973
Reclassification of warrant liability to equity	(450)	(7,569)
Changes in fair market value of warrant liabilities	—	(1,404)
Fair value - 12/31/2018	—	$—

During October 2018, the Company's remaining warrants were exercised. No warrants remain outstanding as of December 31, 2018.

For the Transition Period and at June 30, 2018, the fair value of the liability related to the sale of future royalties is based on the Company’s current estimates of future royalties expected to be paid to RPI Finance Trust (“RPI”), over the life of the arrangement, which are considered Level 3 (See Note 5 – “Debt”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

8.        Property and Equipment

Property and equipment consisted of the following at the transition period ended December 31, (in thousands):

	Lives (Years)	2018
Machinery and equipment	5-10	$16,048
Leasehold improvements	7-10	6,365
Furniture and fixtures	10	291
Computer equipment	5	1,850
Construction in progress		3,231
		27,785
Accumulated depreciation and amortization		(4,316)
		$23,469

Property and equipment consisted of the following at the fiscal year ended June 30, in thousands:

	Lives (Years)	2018	2017
Machinery and equipment	5-10	$11,216	$9,353
Leasehold improvements	7-10	30,657	21,602
Furniture and fixtures	10	1,070	976
Computer equipment	5	3,648	2,875
		46,591	34,806
Accumulated depreciation and amortization		(30,858)	(29,561)
		$15,733	$5,245

Depreciation and amortization expense for the Transition Period and the fiscal years ended June 30, 2018, 2017, and 2016 was $2.1 million, $1.3 million, $0.9 million, and $0.7 million, respectively.

9.         Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at the transition period ended December 31 (in thousands):

2018
Trade accounts payable	$20,125
Clinical trial accruals	5,114
Executive severance liabilities	2,198
Miscellaneous other current liabilities	4,285
$31,722

Accounts payable and accrued expenses consisted of the following at the fiscal year ended June 30 (in thousands):

	2018	2017
Trade accounts payable	$24,818	$5,222
Clinical trial accruals	2,110	2,865
Executive severance liabilities	2,388	5,542
Reimbursement for proxy expenses	484	4,505
Contract manufacture organization expenses	—	3,769
Proxy defense-related expenses	—	6,967
Miscellaneous other current liabilities	1,864	2,497
	$31,664	$31,367

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

On May 10, 2017, the Company issued in a private placement 1,000,000 shares (the “Preferred Shares”) of the Company’s Series A-1 Convertible Preferred Stock at a price of $125 per share for gross proceeds to the Company of $125.0 million, before deducting fees and expenses (the “Financing”). Each Preferred Share will be convertible into 23.10536 shares of common stock

(or an aggregate of 23,105,348 shares of common stock). The conversion price per share of common stock is $5.41. For the Transition Period ended December 31, 2018 the Company had no preferred stock outstanding.

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

On February 10, 2017, in connection with the execution of a License Agreement, the Company entered into the Securities Purchase Agreement (“SPA”) with Seattle Genetics. Under the SPA, Seattle Genetics purchased 3,000,000 shares (the “Common Shares”) of the Company’s common stock at a price of $4.90 per share, for aggregate proceeds of $14.7 million. Concurrently with the sale of the Common Shares, pursuant to the SPA, the Company also agreed to issue the three-year warrant to purchase an aggregate of 8,655,804 shares of common stock. On July 31, 2017, the Company filed a registration statement on Form S-3 to register the 3,000,000 shares of Company’s common stock and 8,655,804 shares of common stock issuable upon the exercise of the warrants (in addition to the shares issuable upon the conversion of our Series A-1 Convertible Preferred Stock, as discussed above). The warrant became exercisable for cash on February 16, 2017, and expired on January 31, 2018. The warrant was issued on February 16, 2017 and was originally exercisable until February 10, 2020. On the date of issuance, the fair value of these warrants was determined to be $22.3 million. The difference between such fair value and the proceeds of $14.7 million has been recognized as an expense and presented in the consolidated statements of comprehensive loss as a “warrant related expense.” On May 4, 2017, the Company and Seattle Genetics entered into the Termination Agreement, pursuant to which the Company and Seattle Genetics relinquished their respective rights under the License Agreement and agreed to amend the terms of the warrant to amend the expiration date from February 10, 2020 to December 31, 2017. On December 5, 2017, Seattle Genetics exercised the Warrants they held in full to acquire 8,655,804 shares of Common Stock for an aggregate purchase price of $42.4 million.

On October 11, 2016, the Company completed an underwritten public offering of 10,000,000 shares of its common stock and accompanying warrants to purchase 10,000,000 shares of common stock at a purchase price of $3.00 per unit, comprising of one share of common stock and one warrant. The Company received gross and net proceeds of $30.0 million and approximately $28.6 million, respectively after deducting the underwriting discounts and commissions and estimated expenses related to the offering payable. The warrants became exercisable nine months following the date of issuance, and will expire on the second anniversary of the date of issuance and have an exercise price of $3.75. On the date of issuance, the fair value of these warrants was determined to be $7.3 million and recognized as a liability. The warrants under certain situations require cash settlement by the Company. During fiscal 2018 there were 9,550,000 warrants exercised. The fair value of the 9,550,000 exercised warrants increased $102.1 million from June 30, 2017 to the dates of exercise which has been recognized in the accompanying consolidated statements of comprehensive loss. As of the fiscal year ended June 30, 2018, there were 450,000 warrants outstanding. During the transition period ended December 31, 2018, the remaining 450,000 warrants were exercised for which we received $1.7 million in cash. As of the transition period ended December 31, 2018, there were no warrants outstanding.

Treasury Stock

During the Transition Period there were 105,959 treasury shares received in connection with a non-cash equity transaction related to the Company's Plan. The shares were subsequently retired by the Company.

11.         Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2015	$(173)	$12	$(161)
Other comprehensive income before reclassifications	1	30	31
Amounts reclassified from accumulated other comprehensive (loss)(a)	—	(2)	(2)
Net other comprehensive income for the year	1	28	29
Balance at June 30, 2016	(172)	40	(132)
Other comprehensive loss before reclassifications	(62)	(125)	(187)
Amounts reclassified from accumulated other comprehensive income(a)	—	16	16
Net other comprehensive loss for the year	(62)	(109)	(171)
Balance at June 30, 2017	(234)	(69)	(303)
Other comprehensive income (loss) before reclassifications	(105)	55	(50)
Amounts reclassified from accumulated other comprehensive income (loss)(a)	—	—	—
Net other comprehensive (loss) income for the year	(105)	55	(50)
Balance at June 30, 2018	(339)	(14)	(353)
Other comprehensive income (loss) before reclassifications	(8)	10	2
Amounts reclassified from accumulated other comprehensive income (loss)(a)	—	—	—
Net other comprehensive (loss) income for the year	(8)	10	2
Balance at December 31, 2018	$(347)	$(4)	$(351)

(a)
For the Transition Period ended December 31, 2018 and the fiscal years ended June 30, 2018, 2017 and 2016, $0, $0, $16 thousand and $2 thousand, respectively, were reclassified from accumulated other comprehensive (loss) income to interest and other income, respectively.

All components of accumulated other comprehensive (loss) income are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

12.         Income Taxes

The expense (benefit) for income taxes is as follows (in thousands):

	Transition Period Ended December 31, 2018	Fiscal Year Ended June,
		2018	2017	2016
Federal
Current	$—	$—	$—	$—
Deferred	—	—	—	—
Total Federal	—	—	—	—
State
Current	—	2	1	(5,054)
Deferred	—	—	—	—
Total State	—	2	1	(5,054)
Foreign
Current	—	154	19	—
Deferred	—	—	—	—
Total Foreign	—	154	19	—
Total income tax expense (benefit)	$—	$156	$20	$(5,054)

A reconciliation of the statutory tax rates and the effective tax rates for each of the transition period ended December 31, 2018 and fiscal years ended June 30 is as follows:

	Transition Period Ended December 31, 2018	Fiscal Year Ended
		2018	2017	2016
Statutory rate	(21.0)%	(28.0)%	(34.0)%	(34.0)%
Foreign income tax	—%	—%	—%	—%
Change in valuation allowance	34.4%	21.1%	21.9%	30.4%
State income taxes, (net of federal tax benefit)	(8.8)%	(4.3)%	(4.8)%	(2.8)%
Permanent differences, (primarily warrant-related expenses)	(4.2)%	11.3%	15.3%	—%
Other	(0.4)%	—%	1.6%	(1.6)%
Effective rate	—%	0.1%	—%	(8.0)%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of the transition period ended December 31, 2018 and the fiscal periods ended June 30, 2018 and 2017 are presented below (in thousands):

	Transition Period Ended December 31, 2018	Fiscal Year Ended
		2018	2017
Deferred tax assets:
NOL carry forwards	$132,841	$90,931	$134,476
Research and development credits	23,118	17,730	14,357
Property and equipment	—	—	3,406
Liability related to sale of future royalties	49,217	49,235	—
Other	3,088	3,489	7,335
Total	208,264	161,385	159,574
Valuation allowance	(206,397)	(160,540)	(159,574)
Net deferred assets	$1,867	$845	$—
Deferred tax liabilities:
Property and equipment	$(1,867)	$(845)	$—
Net deferred assets and liabilities	$—	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowances for the Transition Period and the fiscal years 2018 and 2017 have been applied to offset the deferred tax assets in recognition of the uncertainty that such tax benefits will be realized as the Company continues to incur losses. The differences between book income and tax income primarily relate to the temporary differences from depreciation and stock compensation expenses, and deferred book income that is realized for tax.

At the transition period ended December 31, 2018 and the fiscal year ended June 30, 2018, the Company has available net operating loss carry forwards for federal income tax reporting purposes of approximately $516.6 million and $370.4 million for state income tax reporting purposes of approximately $343.0 million and $184.9 million, respectively, which expire at various dates between fiscal 2019 and 2037.

The Company accounts for uncertain tax benefits in accordance with the provisions of section 740-10 of the Accounting for Uncertainty in Income Taxes Topic of the FASB ASC. Of the total unrecognized tax benefits at December 31, 2018, approximately $2.5 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $2.5 million. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2018 will change materially within the 12-month period following December 31, 2018. The change in unrecognized tax benefits are presented below (in thousands):

	Transition Period Ended December 31, 2018	Fiscal Year Ended
		2018	2017
Change in unrecognized tax benefits
Balance at beginning of year	$—	$—	$—
Gross increases related to current period tax positions	—	—	—
Gross increases related to prior periods tax positions	2,521	—	—
Gross decreases in tax positions	—	—	—
Expiration of the statute of limitations	—	—	—
Balance at end of year	$2,521	$—	$—

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

For fiscal year 2016, the Company sold certain State of New Jersey State Net Operating Losses (“NOL”) and Research and Development (“R&D”) tax credits through the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. Pursuant to such sale, for the year ended June 30, 2016, the Company recorded a tax benefit of $5.1 million, as a result of its sale of approximately $66.2 million, of New Jersey State NOL and $1.5 million of New Jersey R&D tax credits. There were no sales of NOL or R&D for the 2018 Transition Period or 2018 or 2017 fiscal years.

The Global Intangible Low-tax Income ("GILTI") provisions of the 2017 Tax Act require the Company to include in its United States income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it may be subject to incremental United States tax on GILTI income in the future but not for the transition period ended December 31, 2018. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements.
As a result of U.S. tax reform legislation, distributions of profits from non-U.S. subsidiaries are not expected to cause a significant incremental U.S. tax impact in the future. However, distributions may be subject to non-U.S. withholding taxes if profits are distributed from certain jurisdictions. U.S. federal income taxes have not been provided on undistributed earnings of our international subsidiaries as it is our intention to reinvest any earnings into the respective subsidiaries. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated due to the legal structure and complexity of U.S. and local tax laws. As of December 31, 2018 and December 31, 2017 there are no undistributed earnings.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax assets as of June 30, 2018 which resulted in a provisional expense of $59.5 million which was offset by an associated change in valuation allowance. In the second quarter of the Transition Period, the Company completed its analysis to determine the effect of the Tax Act and recorded no further adjustments.

13.         Related Party Transactions

On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee. Between May 5, 2017, and January 7, 2018, Mr. Rosenberg was engaged by the Company as an independent consultant pursuant to a consulting agreement between the Company and Mr. Rosenberg’s consulting company, M Rosenberg BioPharma Consulting LLC. The Company paid M Rosenberg BioPharma Consulting LLC $0.6 million during this time and Morris Rosenberg was also granted stock options to purchase 45,000 shares of the Company's common stock pursuant to the Immunomedics, Inc. 2014 Long-Term Incentive Plan. From January 8, 2018, through June 30, 2018, the Company paid M Rosenberg BioPharma $0.8 million, and from July 1, 2018, through the transition period ending December 31, 2018 the Company paid M Rosenberg BioPharma $0.3 million for services agreed upon prior to Mr. Rosenberg becoming a full-time employee. As part of his employment contract, 50% of the 45,000 shares granted to Mr. Rosenberg as a consultant were forfeited, the remaining 50% continue to vest. Mr. Rosenberg received 104,389 stock options and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC based on certain restrictions outlined in the contract. Additionally, during his employment period, except with the prior written consent of the Board of Directors, Mr. Rosenberg is not permitted to enter into any contract, agreement or other transaction arrangement to provide goods and/or services to the Company through M Rosenberg BioPharma Consulting LLC.

14.         Collaboration Agreements

AstraZeneca/MedImmune

In June 2018, the Company entered into a clinical collaboration with AstraZeneca and its global biologics research and development arm, MedImmune, to evaluate in Phase 1/2 studies the safety and efficacy of combining AstraZeneca’s Imfinzi® (durvalumab), a human monoclonal antibody directed against PD-L1, with sacituzumab govitecan as a treatment of patients with triple-negative breast cancer (“TNBC”) and UC, which was broadened in October 2018 to include second-line metastatic non-small cell lung cancer.

Part one of the two-part Phase 1/2 studies will be co-funded by the two companies. Immunomedics will supply the study drug and AstraZeneca will utilize its existing clinical trial infrastructure to accelerate the enrollment of the sacituzumab govitecan and durvalumab combination. The trial design allows for rapid transition into randomized Phase 2 studies should the first part of these studies show promising data and the companies agree to proceed based on efficacy and safety results obtained. The Company did not incur costs associated with the clinical collaboration during the Transition Period.

The collaboration terminates thirty days following the expiration of the study periods end-date. Either party may terminate the collaboration earlier by providing thirty days written notice.

The Bayer Group (formerly Algeta ASA)

In fiscal year 2013 the Company entered into a collaboration agreement, referred to herein as the Collaboration Agreement, with Algeta ASA (subsequently acquired by The Bayer Group “Bayer”), for the development of epratuzumab to be conjugated with Algeta’s proprietary thorium-227 alpha-pharmaceutical payload. Under the terms of the Collaboration Agreement, the Company manufactured and supplied clinical-grade epratuzumab to Bayer, which had rights to evaluate the potential of a Targeted Thorium Conjugate (TTC), linking thorium-227 to epratuzumab, for the treatment of patients with cancer. Bayer funded all non-clinical and clinical development costs up to the end of Phase 1 clinical testing. Under the terms of the Collaboration Agreement, as amended, Immunomedics received an upfront cash payment and other payments aggregating $6.0 million, which have been recognized in prior periods upon the Company fulfilling its obligations under the Collaboration Agreement. This agreement terminated during the Transition Period.

15.         Commitments and Contingencies

a. Legal Matters

Arbitration of Disputed Matters:

On January 15, 2019, the Company received an Arbitrator’s Findings of Fact and Conclusions of Law and Final Award (the “Final Award”) in the arbitration matter in which Dr. David M. Goldenberg, the Company’s former Chief Scientific Officer, Chief Patent Officer and Chairman of the Company’s Board of Directors, claimed entitlement to certain equity awards and severance payments, and Dr. Goldenberg and Ms. Cynthia Sullivan, a former director of the Company and former President and Chief Executive Officer, claimed rights to certain bonus payments. The Final Award (i) denied Dr. Goldenberg’s claim that he was entitled to an award of 1.5 million restricted stock units, (ii) denied each of Dr. Goldenberg’s and Ms. Sullivan’s claims that they were entitled to certain discretionary cash bonuses relating to the Company’s 2017 fiscal year, and (iii) granted Dr. Goldenberg an award of approximately $998,000 relating to certain claimed severance payments which we have accrued for. The arbitration took place pursuant to the Delaware Rapid Arbitration Act.  Although the Delaware Rapid Arbitration Act permits challenges to arbitration awards in limited circumstances, pursuant to that certain stipulation and agreement of settlement, compromise, and release dated November 2, 2017, the Company, Dr. Goldenberg and Ms. Sullivan agreed that the Final Award would be the sole and exclusive final and binding remedy between and among the parties with respect to the matters disputed in the arbitration.

Patent litigation:

Immunomedics filed a first amended complaint on October 22, 2015 and a second amended complaint on January 14, 2016, in the United States District Court for the District of New Jersey, against Roger Williams Medical Center (“RWMC”), Richard P. Junghans, M.D., Ph.D. and Steven C. Katz, M.D. seeking lost profits, unjust enrichment damages and compensatory damages resulting from the infringement of its patents. The second amended complaint alleges that RWMC and Dr. Junghans breached a Material Transfer Agreement (“MTA”) through which it provided to them a monoclonal antibody known as MN-14 and related materials. Defendants are alleged to have breached the MTA and to have been negligent by, among other things, using the materials beyond the agreed-upon Research Project, sharing confidential information, failing to provide Immunomedics with a right of first refusal, failing to notify Immunomedics of intended publications prior to publishing, and refusing to return the materials upon request. Immunomedics also asserted against defendants: claims of conversion, tortious interference, unjust enrichment, and infringement of three patents owned by Immunomedics. On January 28, 2016, defendants filed an Answer to the Second Amended Complaint. On October 12, 2016, Immunomedics filed a Third Amended Complaint, and further added as defendants Sorrento Therapeutics, Inc. and its subsidiaries TNK Therapeutics, Inc., BDL Products, Inc., and CARgenix Holdings, LLC. Defendants Junghans, Katz, and RWMC subsequently moved to dismiss for failure to state a claim on November 14, 2016, but this motion was denied on January 4, 2017. On December 2, 2016, Sorrento, TNK, BDL, and CARgenix moved to dismiss for lack of personal jurisdiction over them in New Jersey. The court granted this motion on January 25, 2017. On January 20, 2017, the court held a Markman hearing to construe the claims in the patents in suit. On February 28, 2017, the court issued an opinion and order finding, inter alia, that the term “effective amount” in the patents in suit is not indefinite and should be given its plain and order meaning, as proposed by Immunomedics, of “an amount capable of producing the claimed result.” On May 11, 2017, the court entered an order referring the matter to mediation and designating Garrett E. Brown, Jr. (ret.) as the mediator. On October 25, 2018, the Company entered into a Settlement Agreement with all defendants in this action, agreeing to dismiss all claims with prejudice in exchange for a settlement payment from the defendants of $2.4 million.

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

A third purported class action case was filed in the United States District Court for the District of New Jersey; namely, Odeh v. Immunomedics, Inc., et al., No. Case 2:18-cv-17645-MCA-LDW, filed December 27, 2018. This case concerns the Company’s decision to not disclose the results of observations made by FDA during its inspection of the Company’s manufacturing facility in Morris Plains, New Jersey in August, 2018. The complaint alleges that Immunomedics misled investors by failing to disclose the Form 483 inspection report document issued by the FDA which set forth the observations of the FDA inspector during the inspection. Such observations included, inter alia, manipulated bioburden samples, misrepresentation of an integrity test procedure in the batch record, and backdating of batch records. The complaint further alleges that the Company’s failure to disclose the Form 483 resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Consistent with court rules, the Company has not yet filed a responsive pleading to this complaint.

On February 8, 2019, a purported class action case was filed in the United States District Court for the District of New Jersey; namely, Choi v. Immunomedics, Inc., et al., No. Case 2:19-cv-05151-MCA-LDW.   The complaint asserts violations of the federal securities laws based on claims that that the Company violated the federal securities laws by making alleged misstatements in various press releases and securities filings from February 8, 2018 to November 7, 2018 and by failing to disclose the substance of its interactions with FDA during the Immunomedics’ Biologic License Application for sacituzumab govitecan.

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

Breach of Contract

On November 16, 2018, Kapil Dhingra filed a complaint against Immunomedics, Inc., in the Superior Court of New Jersey, Law Division, Morris County, alleging breach of contract and breach of the implied covenant of good faith and fair dealing. In the complaint, Dhingra alleges that Immunomedics breached agreements with Dhingra entered into in 2012 and 2013 that purportedly give him the right to purchase 50,000 shares of Common Stock of Immunomedics for a strike price stated in the agreements. Immunomedics disputes the allegations and will seek expedited disposition of the matter.

b. Other matters

Immunomedics is also a party to various claims and litigation arising in the normal course of business, which includes some or all of certain of its patents.

c. Operating Leases

As of December 31, 2018, future minimum noncancelable operating lease commitments were as follows (in thousands):

2019	$3,022
2020	$1,593
2021	$1,545
2022	$1,566
2023	$1,554
Thereafter	$12,947

Operating leases primarily relate to the 100 The American Road, Morris Plains, NJ 07950 building, the 300 The American Road, Morris Plains, NJ 07950 building, the 400 The American Road, Morris Plains, NJ 07950 building, office space in Bellevue, Washington, vehicles and printers.

Rental expense was approximately $0.7 million, $1.3 million, $0.9 million and $0.8 million for the transition period ended December 31, 2018 and fiscal years ended June 30, 2018, 2017, and 2016, respectively.

d. Purchase Obligations

We have several commitments primarily to purchase commercial manufacturing services including minimum purchase commitments related to product supply contracts, medical consultancy services and e-sourcing software totaling $72.2 million in 2019, $58.8 million in 2020, $52.2 million in 2021, $12.5 million in 2022 and $12.5 million in 2023.

e. Our Licenses

We have obtained licenses from various parties for rights to use, develop and commercialize proprietary technologies and compounds. Currently, we have the following licenses:

Medical Research Council (“MRC”) - We entered into a license agreement with MRC in May 1994, whereby we have obtained a license for certain patent rights with respect to the genetic engineering on monoclonal antibodies. Our agreement does not require any milestone payments, nor have we made any payments to MRC to date. Our agreement with MRC, which expires at the expiration of the last of the licensed patents in 2020, provides for future royalty payments in the low single digits based on a percentage of product sales.

Center for Molecular Medicine and Immunology (“CMMI”) - We entered into a license agreement with CMMI in December 2004, whereby we have licensed certain rights with respect to patents and patent applications owned by CMMI. Dr. Goldenberg, our former Chief Scientific Officer and Chief Patent Officer and Chairman of our Board of Directors, founded and was the President and member of the Board of Trustees of CMMI. No license or milestone payments are required under this agreement. Under the license agreement, which expires at the expiration of the last of the licensed patents in 2031, CMMI will receive future royalty payments in the low single digits based on a percentage of sales of products that are derived from the CMMI patents. Inventions made independently of us by CMMI are the property of CMMI. CMMI has ceased operations and is in the process of dissolution. Refer to “Other Collaborations” below for more information.

On April 4, 2018, we entered into a license agreement with The Scripps Research Institute ("TSRI"). Pursuant to the license agreement, TSRI granted to us an exclusive, worldwide, sub-licensable, royalty-bearing license to use certain patent rights relating to our ADC sacituzumab govitecan. The license agreement expires on a country-by-country basis on the expiration date of the last to expire licensed patent rights in such country covering a licensed product. The license agreement may be terminated by the mutual written consent of us and TSRI, and TSRI may terminate the license agreement upon the occurrence of certain events, including but not limited to if we do not make a payment due pursuant to the license agreement and fail to cure such non-payment within 30 days after the date of TSRI's written notice of such non-payment. As consideration for the license granted, we made a cash payment of $250,000 to TSRI. Additionally, we will pay TRSI (i) product development milestone payments that range from the mid-six digit dollar figure to the low-seven digit dollar figure and (ii) royalties on net sales of licensed products in the low-single digit percentage figure range capped at an annual amount. We have agreed to use reasonable efforts to develop and market the licensed products.

16.         Defined Contribution Plans

United States employees are eligible to participate in the Company’s 401(k) plan, while employees in international locations are eligible to participate in other defined contribution plans. Aggregate Company contributions to its benefit plans totaled approximately $134,000, $120,000, $104,000 and $99,000 for the transition period ended December 31, 2018 and the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

17.         Quarterly Results of Operations (Unaudited)

The following table present summarized unaudited quarterly financial data:

	Three Months Ended
($ in thousands, except for per share amounts)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Consolidated Statements of Comprehensive Loss Data:
Revenues	$—	$—	$387	$482	$597	$690
Net loss attributable to Immunomedics, Inc. stockholders	$(93,499)	$(64,169)	$(117,032)	$(35,546)	$(2,514)	$(118,745)
Loss per common share attributable to Immunomedics Inc. stockholders – (basic and diluted)	$(0.50)	$(0.34)	$(0.68)	$(0.21)	$(0.02)	$(0.97)
Weighted average shares used to calculate loss per common share – (basic and diluted)	190,171	186,937	171,124	166,054	154,487	122,550

	Three Months Ended
($ in thousands, except for per share amounts)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Consolidated Statements of Comprehensive Loss Data:
Revenues	$642	$1,323	$384	$742
Net loss attributable to Immunomedics, Inc. stockholders	$(53,255)	$(59,306)	$(24,447)	$(16,198)
Loss per common share attributable to Immunomedics Inc. stockholders – (basic and diluted)	$(0.48)	$(0.56)	$(0.25)	$(0.18)
Weighted average shares used to calculate loss per common share – (basic and diluted)	109,891	107,840	104,657	95,884

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures:

Disclosure Controls and Procedures:  We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Principal Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these disclosure controls and procedures and as required by the rules of the SEC, to evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Transition Report on Form 10-K, our Principal Executive Officer and Chief Financial Officer believe that these procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of December 31, 2018.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of Immunomedics’ internal control over financial reporting.

Changes in internal controls over financial reporting:  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated in this Transition Report on Form 10-K by reference from the sections entitled “Directors,” “Executive Officers,” “Director Experience, Qualifications, Attributes and Skills,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Business Ethics and Compliance,” and “Audit Committee,” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, or an amendment to this Transition Report on Form 10-K, to be filed within 120 days of the end of the transition period covered by this Transition Report on Form 10-K.

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

Item 11. Executive Compensation

Information required to be disclosed by this Item is incorporated in this Transition Report on Form 10-K by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” "CEO Pay Ratio," “Grants of Plan Based Awards in Fiscal Year 2018,” “Outstanding Equity Awards at Fiscal Year-End 2018 Table,” “Fiscal Year 2018 Option Exercises and Stock Vested Table,” “Employment Agreements, Transition Services Agreements, and Change in Control Arrangements” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, or an amendment to this Transition Report on Form 10-K, to be filed within 120 days of the end of the transition period covered by this Transition Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2018 (in thousands):

Plan Category	Number of securities to be issued upon vesting of restricted shares and exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grant under equity compensation plans
Equity compensation plans approved by security holders(1)	5,310	$14.14	7,296
Equity compensation plans not approved by security holders	—	—	—
Total	5,310	$14.14	7,296

(1)	Refers to Immunomedics, Inc. 2014 Long-Term Incentive Plan.

Other information required by this item is incorporated in this Transition Report on Form 10-K by reference contained in our definitive proxy statement for our 2019 annual meeting of stockholders, or an amendment to this Transition Report on Form 10-K, to be filed within 120 days of the end of the transition period covered by this Transition Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this Item is incorporated in this Transition Report on Form 10-K by reference from the section(s) entitled “Certain Relationships and Related Transactions,” “Our Corporate Governance,” “Compensation for Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, or an amendment to this Transition Report on Form 10-K, which we intend to be filed within 120 days of the end of the transition period covered by this Transition Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

This information required to be disclosed by this Item is incorporated in this Transition Report on Form 10-K by reference from the section entitled “Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2019 annual meeting of stockholders, or an amendment to this Transition Report on Form 10-K, to be filed within 120 days of the end of the transition period covered by this Transition Report on Form 10-K.

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:
1.	Consolidated Financial Statements:
Consolidated Balance Sheets – for the Transition Period Ended December 31, 2018 and Fiscal Years Ended June 30, 2018 and 2017
Consolidated Statements of Comprehensive Loss for the Transition Period Ended December 31, 2018 and the Fiscal Years Ended June 30, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Transition Period Ended December 31, 2018 and Fiscal Years Ended June 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Transition Period Ended December 31, 2018 and Fiscal Years Ended June 30, 2018, 2017 and 2016
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

10.55 †
Letter Agreement, dated as of July 6, 2018, by and between the Company and BSP Pharmaceuticals S.p.A., incorporated by reference to Exhibit 10.55 to the Company’s annual report on Form 10K/A, as filed with the Commission on December 6, 2018.

10.56 †
License Agreement, dated as of April 4, 2018, by and between the Company and The Scripps Research Institute, incorporated by reference to Exhibit 10.56 to the Company’s annual report on Form 10-K/A, as filed with the Commission on December 6, 2018.

10.57
Form of Exchange Agreement, dated October 2, 2018, between the Company and certain of the Company's noteholders, incorporated by reference to Exhibit 10.57 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on November 7, 2018.

10.58
Transition Agreement, dated as of August 23, 2018, between the Company and Michael Garone, incorporated by reference to Exhibit 10.58 to the Company’s quarterly report on Form 10Q, as filed with the Commission on November 7, 2018.

10.59 †
Master Services Agreement, dated as of September 11, 2018, between the Company and Samsung BioLogics Co., Ltd, incorporated by reference to Exhibit 10.59 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on November 7, 2018.

10.60 †
Product Specific Agreement, dated as of September 11, 2018, between the Company and Samsung BioLogics Co., Ltd, incorporated by reference to Exhibit 10.60 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on November 7, 2018.

10.61
Executive Employment Agreement, dated as of September 24, 2018, between the Company and Jared Freedberg, incorporated by reference to Exhibit 10.61 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on November 7, 2018.

10.62	Nonqualified Stock Option Grant, dated as of September 24, 2018, between the Company and Jared Freedberg.
10.63
Executive Employment Agreement, dated as of September 26, 2018, between the Company and Kurt Andrews, incorporated by reference to Exhibit 10.63 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on November 7, 2018.

10.64
Nonqualified Stock Option Grant, dated as of July 11, 2018, between the Company and Kurt Andrews, incorporated by reference to Exhibit 10.64 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on November 7, 2018.

10.65	Immunomedics, Inc. Annual Cash Bonus Plan, incorporated by reference to Exhibit 10.65 to the Company’s quarterly report on Form 10-Q, as filed with the Commission on November 7, 2018.
10.66*±	Manufacturing Services Agreement, dated as of December 17, 2018, by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc.
21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Transition Report on Form 10-K for the transition period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Comprehensive Loss; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

*            Filed herewith.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Transition Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
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

IMMUNOMEDICS, INC.

Date: February 25, 2019	By:	/s/Usama Malik
Usama Malik
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dr. Behzad Aghazadeh	Chairman of the Board, Director	February 25, 2019
Dr. Behzad Aghazadeh

/s/Charles M. Baum	Director	February 25, 2019
Charles M. Baum, M.D., Ph.D.

/s/Dr. Khalid Islam	Director	February 25, 2019
Dr. Khalid Islam

/s/Scott Canute	Director	February 25, 2019
Scott Canute

/s/Peter Barton Hutt	Director	February 25, 2019
Peter Barton Hutt

/s/Usama Malik	Chief Financial Officer	February 25, 2019
Usama Malik	(Principal Executive Officer and Principal Financial Officer)

/s/William Fricker	Corporate Controller	February 25, 2019
William Fricker	(Principal Accounting Officer)