Form 10-Q
period 2019-03-31
IMMUNOMEDICS INC
filed 2019-05-09
CIK 722830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	IMMU	Nasdaq Stock Market LLC

The number of shares of the registrant’s common stock outstanding as of May 6, 2019 was 191,537,309.

IMMUNOMEDICS, INC.

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$437,935	$492,860
Marketable securities	4,741	4,941
Prepaid expenses	4,868	5,354
Other current assets	1,313	1,348
Total current assets	448,857	504,503
Property and equipment, net of accumulated depreciation of $5,113 and $4,316 at March 31, 2019 and December 31, 2018, respectively	35,448	23,469
Other long-term assets	269	68
Total Assets	$484,574	$528,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$53,926	$31,722
Liability related to sale of future royalties - current	2,657	—
Lease liability - current	298	—
Total current liabilities	56,881	31,722
Convertible senior notes, net	7,068	7,055
Liability related to sale of future royalties - non-current	228,600	221,295
Other long-term liabilities	10,221	2,119
Total Liabilities	302,770	262,191
Commitments and Contingencies (Note 10)
Stockholders' Equity:
Convertible preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; issued 191,509,289 shares and outstanding 191,389,668 shares at March 31, 2019; issued 190,445,795 shares and outstanding 190,411,070 shares at December 31, 2018	1,915	1,905
Capital contributed in excess of par	1,224,066	1,219,237
Treasury stock, at cost: 119,621 shares at March 31, 2019 and 34,725 shares at December 31, 2018	(2,095)	(824)
Accumulated deficit	(1,040,553)	(953,216)
Accumulated other comprehensive loss	(560)	(351)
Total Immunomedics, Inc. stockholders' equity	182,773	266,751
Noncontrolling interest in subsidiary	(969)	(902)
Total stockholders' equity	181,804	265,849
Total Liabilities and Stockholders' Equity	$484,574	$528,040
See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Product sales	$—	$450
License fee and other revenues	—	15
Research and development	—	17
Total revenues	—	482

Costs and Expenses:
Costs of goods sold	—	47
Research and development	58,172	28,843
Sales and marketing	7,881	2,366
General and administrative	13,595	6,854
Total costs and expenses	79,648	38,110
Operating loss	(79,648)	(37,628)
Changes in fair market value of warrant liabilities	—	9,835
Interest expense	(9,959)	(10,900)
Interest and other income	2,203	1,130
Insurance reimbursement	—	1,930
Foreign currency transaction gain, net	—	75
Loss before income tax	(87,404)	(35,558)
Income tax (expense) benefit	—	—
Net loss	$(87,404)	$(35,558)
Net loss attributable to noncontrolling interest	(67)	(12)
Net loss attributable to Immunomedics, Inc. stockholders	$(87,337)	$(35,546)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	(0.46)	(0.21)
Weighted average shares used to calculated loss per common share (basic and diluted):	191,052	166,054
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	(66)
Unrealized (loss) gain on securities available for sale	(200)	10
Other comprehensive loss, net of tax:	(209)	(56)
Comprehensive loss	(87,613)	(35,614)
Comprehensive loss attributable to noncontrolling interest	(67)	(12)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(87,546)	$(35,602)
See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Immunomedics, Inc. Stockholders' Equity (Deficit)
	Convertible Preferred Stock				Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
			Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2017	—	$—	161,303	$1,613	$659,467	$(458)	$(642,973)	$(401)	$(798)	$16,450
Reclassification of warrant liability to equity, net	—	—	—	—	17,757	—	—	—	—	17,757
Exercise of stock options, net	—	—	83	1	332	—	—	—	—	333
Exercise of common stock warrants	—	—	1,400	14	5,236	—	—	—	—	5,250
Issuance of common stock to RPI Finance Trust	—	—	4,373	44	67,740	—	—	—	—	67,784
Stock-based compensation	—	—	284	2	1,330	—	—	—	—	1,332
Conversion of RSU's for tax withholding payments	—	—	(187)	(2)	(1,470)	—	—	—	—	(1,472)
Other comprehensive loss	—	—	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(35,546)	—	(12)	(35,558)
Balance at March 31, 2018	—	$—	167,256	$1,672	$750,392	$(458)	$(678,519)	$(457)	$(810)	$71,820

Balance at December 31, 2018	—	$—	190,446	$1,905	$1,219,237	$(824)	$(953,216)	$(351)	$(902)	$265,849
Exercise of stock options, net			1,063	10	3,086	(1,271)	—	—	—	1,825
Stock-based compensation	—	—	—	—	1,743	—	—	—	—	1,743
Other comprehensive loss	—	—	—	—	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	—	(87,337)	—	(67)	(87,404)
Balance at March 31, 2019	—	$—	191,509	$1,915	$1,224,066	$(2,095)	$(1,040,553)	$(560)	$(969)	$181,804

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(87,404)	$(35,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	—	(9,835)
Depreciation and amortization	804	313
Interest on non-recourse debt	9,962	10,626
Amortization of deferred revenue	—	13
Amortization of bond premiums	—	6
Amortization of debt issuance costs	13	(53)
Amortization of deferred rent	—	109
Right-of-use asset amortization	64	—
Decrease in allowance for doubtful accounts	—	(11)
Non-cash expense related to stock-based compensation	1,743	1,330
Changes in operating assets and liabilities	20,141	884
Net cash used in operating activities	(54,677)	(32,176)
Cash flows from investing activities
Purchases of marketable securities	—	(135)
Proceeds from sales/maturities of marketable securities	—	26,881
Purchases of property and equipment	(2,064)	(2,940)
Net cash (used in) provided by investing activities	(2,064)	23,806
Cash flows from financing activities:
Exercise of stock options, net	1,825	333
Exercise of warrants	—	5,250
Proceeds from private offering of common stock	—	67,784
Proceeds from the issuance of non-recourse debt	—	182,217
Debt conversion fees	—	(3)
Tax withholding payments for stock-based compensation	—	(1,472)
Net cash provided by financing activities	1,825	254,109
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(9)	47
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,925)	245,786
Cash, cash equivalents and restricted cash beginning of period	494,173	60,960
Cash, cash equivalents and restricted cash end of period	$439,248	$306,746
Supplemental disclosure of cash flow information:
Interest paid	$169	$475
Schedule for non-cash investing and financing activities:
Non-cash component of warrant exercise	$—	$17,760
Accrued capital expenditures	$3,140	$1,439
Shares received in cashless exercise	$1,271	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$437,935	$306,746
Restricted cash in other current assets	1,313	—
Total cash, cash equivalents and restricted cash	$439,248	$306,746
See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
Reference is made to the Transition Report on Form 10-K, of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the six months ended December 31, 2018, which contains our audited consolidated financial statements and the notes thereto.
1.    Business Overview, Basis of Presentation and Recent Accounting Pronouncements

Business Overview
Immunomedics, Inc., a Delaware corporation, together with its subsidiaries (collectively "we," "our," "us," "Immunomedics", or the "Company"), is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer. Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for patients with difficult to treat solid tumor and blood cancers. The Company currently reports as a single industry segment with substantially all business conducted in the United States. Immunomedics conducts its research activities in the United States and runs its development studies in the United States and selected European countries. Our corporate objective is to become a fully-integrated biopharmaceutical company and a leader in the field of antibody-drug conjugates (“ADCs”). To that end, our immediate priority is to commercialize our most advanced ADC product candidate, sacituzumab govitecan ("IMMU-132"), beginning in the United States, with metastatic triple-negative breast cancer (“mTNBC”) as the first indication. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the United States Food and Drug Administration ("FDA") for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a Prescription Drug User Fee Act ("PDUFA") target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. On February 4, 2019, we received a written communication from the FDA enclosing the Establishment Inspection Report (“EIR”) from the chemistry, manufacturing and controls ("CMC") BLA pre-approval inspection conducted by the FDA at the Company’s Morris Plains, New Jersey antibody manufacturing facility for our ADC product candidate sacituzumab govitecan, which took place from August 6, 2018 through August 14, 2018. The FDA also notified the Company that the FDA will be conducting a re-inspection of the Company’s Morris Plains, New Jersey antibody manufacturing facility as part of the BLA resubmission process. The Company is finalizing its plans with respect to the matters raised in the CRL received from FDA on January 17, 2019 and the EIR. The Company met with the FDA on May 2, 2019 to review the FDA's findings and discussed the Company's BLA resubmission.
On March 29, 2019, the Company entered into a sales agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") to issue and sell shares of the Company’s Common Stock, par value $0.01 per share, having an aggregate offering price of up to $150,000,000, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company's sole discretion, under which Cowen will act as the Company’s agent and/or principal. The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. To date, the Company has not sold any common stock under the ATM Agreement.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporates our foreign subsidiary, Immunomedics GmbH in Rödermark, Germany, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three-month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2019, or any other period. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our 2018 Transition Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards.

Recent Accounting Pronouncements

Accounting Pronouncements adopted during the year:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01, “Leases Topic 842,” requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. Topic 842 allows for a modified retrospective application and is effective as of the first quarter of 2019. Entities are allowed to apply the new guidance using a modified retrospective approach at the beginning of the year in which new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We elected the modified retrospective approach under the new guidance and elected the available practical expedients on adoption. Upon adoption, we recognized additional operating lease liabilities of $8.4 million with a corresponding right-of-use assets of $8.4 million based on the present value of the remaining lease payments under existing operating leases. As of December 31, 2018, we had $2.1 million in deferred charges related to our real estate leases that were recorded against the lease liability asset as part of the transition, resulting in $10.5 million included in other long-term liabilities on our condensed consolidated balance sheet. In addition, the new guidance resulted in additional lease-related disclosures in the footnotes to our condensed consolidated financial statements. Our leasing portfolio is comprised entirely of operating leases, and we do not recognize right-of-use assets or related lease liabilities with a lease term of twelve months or less on our condensed consolidated balance sheet. Adoption of Topic 842 has required changes to our business processes and controls to comply with the provisions of the standard. Refer to Note 10 "Commitments and Contingencies" for additional information.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation," to improve the usefulness of information provided to users of financial statements while reducing cost and complexity in financial reporting and provide guidance aligning the measurement and classification for share-based payments to nonemployees with the guidance for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, but no earlier than an entity's adoption date of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” We adopted ASU 2018-07 during the current quarter and the adoption did not have a material impact to our condensed consolidated financial statements.

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

2.          Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at March 31, 2019, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$(200)	$4,741

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2019 (in thousands):

	Fair Value	Net Carrying Amount
Due after one year through five years	$4,741	$4,754

Marketable securities at December 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$—	$4,941

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2018 (in thousands):

	Fair Value	Net Carrying Amount
Due after one year through five years	$4,941	$4,954

3.    Debt

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

The Company concluded that there were two units of accounting in the transaction: (1) the liability related to the sale of future royalties (the "Liability") and (2) the "Financing". We allocated the consideration of $250.0 million on a relative fair value basis to the Liability for $182.2 million and the common stock for $67.8 million. We continue to accrete the Liability related to the sale of future royalties using the effective interest method with an annual interest rate of approximately 18% over a period of 20 years. As of March 31, 2019 and December 31, 2018, we determined the fair value at $231.2 million and $221.2 million, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized approximately $10.0 million and $10.6 million in interest expense, respectively.

The following table shows the activity within the liability related to sale of future royalties during the three months ended March 31, 2019 (in thousands):

Carrying value of liability related to sale of future royalties at December 31, 2018	$221,295
Interest expense recognized	9,962
Carrying value of liability related to sale of future royalties at March 31, 2019	$231,257

Convertible Senior Notes:

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the "Convertible Senior Notes") (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Notes was 5.48% for the period from the date of issuance through March 31, 2019.

The Convertible Senior Notes are convertible at the option of holders into approximately 19.6 million shares of common stock at any time prior to the close of business on the day immediately preceding the maturity date. The initial exchange rate was approximately 195.8 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $5.11 per share of common stock).

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

The indenture does not limit the amount of debt that may be issued by the Company under the indenture or otherwise, does not contain any financial covenants or restrict the Company from paying dividends, selling or disposing of assets, or issuing or repurchasing its other securities, provided that such event is not deemed to be a fundamental change (as defined in the indenture governing the Convertible Senior Notes). The indenture contains customary terms and covenants and events of default.

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

On October 2, 2018, the Company entered into privately negotiated exchange agreements (the "October 2018 Exchange Agreements"), with a limited number of holders of the Convertible Senior Notes. Under the October 2018 Exchange Agreements, the Company exchanged, in a private placement, $12.9 million in aggregate principal amount of the Convertible Senior Notes held by such holders for 2.6 million newly issued shares of the Company's common stock, par value $0.01 per share. The shares represented an aggregate of 0.1 million shares more than the number of shares into which the exchanged Convertible Senior Notes were convertible under their original terms. As a result of the October 2018 Exchange Agreements, the Company recognized a loss on induced exchanges of debt of $0.9 million representing the fair value of the incremental consideration paid to induce the holders to exchange their Convertible Senior Notes for equity (i.e., 0.1 million shares of common stock), based on the closing market price of the Company's Common Stock on the date of the October 2018 Exchange Agreements. As a result of the October 2018 Exchange Agreements, the balance of the outstanding Convertible Senior Notes was $7.1 million with 1.4 million shares convertible into common shares of common stock at March 31, 2019, and December 31, 2018.

Total interest expense for the Convertible Senior Notes for the three months ended March 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively. Included in interest expense was an immaterial amount of amortization of debt issuance costs for the three months ended March 31, 2019, and 2018.

4.     Stock-based Compensation

Stock Incentive Plan
The Company has a stock incentive plan, the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “Plan”) that provides for the granting of stock options, restricted stock units (RSUs), performance stock options (PSOs), and other stock-based awards to eligible individuals on the terms and subject to the conditions set forth in the Plan. There were no significant modifications to the Plan during the three months ended March 31, 2019 or 2018.
Stock-based compensation expense included in the condensed consolidated statements of comprehensive loss were $1.7 million, and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the activity for stock options, RSUs and PSOs for the three months ended March 31, 2019 (in thousands):

	Stock Options	RSUs	PSOs
Equity awards outstanding, beginning of year	4,757	15	538
Changes during the year:
Granted	1,238	—	260
Exercised	(1,063)	—	—
Expired or forfeited	(498)	—	(273)
Equity awards outstanding, end of period	4,434	15	525
On March 14, 2019, performance stock options were granted to certain eligible individuals that vest upon the Company’s receipt of approval from the FDA for the Company’s BLA for sacituzumab govitecan for the treatment of patients with metastatic triple-negative breast cancer who have received at least two prior therapies for metastatic disease under the Prescription Drug User Fee Act. There were additional stock options that were granted to certain eligible individuals that vest on the second anniversary of the date of grant.

As of March 31, 2019, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows ($ in thousands):

	Stock Options	RSUs	PSOs
Unrecognized compensation cost	$36,921	$1	$3,737
Expected weighted-average period in years of compensation cost to be recognized	3.3	—	1.8

5.    Estimated Fair Value of Financial Instruments

Cash equivalents and marketable securities as of:

	($ in thousands)
March 31, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$328,409	$—	$—	$328,409
Marketable Securities:
U.S. Government Sponsored Agencies	4,741	—	—	4,741
Total	$333,150	$—	$—	$333,150

	($ in thousands)
December 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$326,239	$—	$—	$326,239
Marketable Securities:
U.S. Government Sponsored Agencies	4,941	—	—	4,941
Total	$331,180	$—	$—	$331,180

(a) Level 1 - Financial instruments whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date.

(b) Level 2 - Financial instruments whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

(c) Level 3 - Financial instruments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset.

(d) The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Convertible Senior Notes	$7,068	$26,400	$7,055	$20,100

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility, and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

Liability related to the sale of future royalties

The Company has determined the fair value of the liability related to the sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to RPI, over the life of the arrangement, which are considered Level 3 (See Note 3 - "Debt").

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

6.          Stockholders’ Equity

Common Stock

On October 11, 2016, the Company completed an underwritten public offering of 10,000,000 shares of its common stock and accompanying warrants to purchase 10,000,000 shares of common stock at a purchase price of $3.00 per unit, comprising of one share of common stock and one warrant. The change in fair value of the warrant liabilities for the three months ended March 31, 2018, resulted in a gain of approximately $9.8 million, which has been recognized in the accompanying condensed consolidated statements of comprehensive loss. During 2018, all of the warrants were exercised. As of March 31, 2019 and December 31, 2018, there were no warrants outstanding.

Treasury Stock

During the three months ended March 31, 2019, there were 84,896 shares received in connection with a non-cash equity transaction related to the Company's Plan.

7.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(323)	$(78)	$(401)
Other comprehensive (loss) income before reclassifications	(66)	10	(56)
Net current-period other comprehensive (loss) income	(66)	10	(56)
Balance, March 31, 2018	$(389)	$(68)	$(457)
Balance, December 31, 2018	$(347)	$(4)	$(351)
Other comprehensive (loss) income before reclassifications	(9)	(200)	(209)
Net current-period other comprehensive (loss) income	(9)	(200)	(209)
Balance, March 31, 2019	$(356)	$(204)	$(560)
There were no amounts reclassified from accumulated other comprehensive (loss) income. All components of accumulated other comprehensive loss are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.
8.        Related Party Transactions

On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee. Between May 5, 2017 and January 7, 2018, Mr. Rosenberg was engaged by the Company as an independent consultant pursuant to a consulting agreement between the Company and Mr. Rosenberg’s consulting company, M Rosenberg BioPharma Consulting LLC. The Company paid M Rosenberg BioPharma Consulting LLC $0.6 million during this time and Morris Rosenberg was also granted stock options to purchase 45,000 shares of the Company's common stock pursuant to the Immunomedics, Inc. 2014 Long-Term Incentive Plan. From January 8, 2018 through March 31, 2018, the Company paid M Rosenberg BioPharma $0.5 million for services agreed upon prior to Mr. Rosenberg becoming a full-time employee. As part of his employment contract, 50% of the 45,000 shares granted to Mr. Rosenberg as a consultant were forfeited, and the remaining 50% continue to vest. Mr. Rosenberg received 104,389 stock options and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC based on certain restrictions outlined in the contract. Additionally, during his employment period, except with the prior written consent of the Company's Board of Directors (the "Board"), Mr. Rosenberg is not permitted to enter into any contract, agreement or other transaction arrangement to provide goods and/or services to the Company through M Rosenberg BioPharma Consulting LLC.

The Company appointed Scott Canute, a member of the Company’s Board, as the Company’s Executive Director. Upon recommendation of the Compensation Committee, the Board approved that Mr. Canute will be paid $16,667 per month for his service as Executive Director and was granted a nonqualified stock option to purchase 79,818 shares of the Company’s common stock (the “Initial Canute Compensation”). The Compensation Committee determined that in order to reflect the scope of his role and the significant time that Mr. Canute will be devoting to his role as Executive Director, Mr. Canute’s cash compensation shall be increased to $21,372 per month, and Mr. Canute was granted an additional nonqualified stock option to purchase 22,854 shares of the Company’s common stock (the “Revised Canute Compensation”). The options have a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on each date of grant and will be subject to the terms of a nonqualified stock option agreement (the “Canute NQSO Agreement”). Such options will vest in full upon the Company’s receipt of approval from the FDA for the Company’s BLA for sacituzumab govitecan for the treatment of patients with TNBC who have received at least two prior therapies for metastatic disease under the PDUFA. The Company and Mr. Canute entered into a letter agreement (the “Canute Letter Agreement”) to memorialize his appointment as the Company’s Executive Director, and the Initial Canute Compensation. The Canute Letter Agreement may be terminated by either party at any time upon written notice to the other party.

9.    Collaboration Agreement

AstraZeneca/MedImmune

In June 2018, the Company entered into a clinical collaboration with AstraZeneca and its global biologics research and development arm, MedImmune, to evaluate in Phase 1/2 studies the safety and efficacy of combining AstraZeneca’s Imfinzi® (durvalumab), a human monoclonal antibody directed against PD-L1, with sacituzumab govitecan as a treatment of patients with triple-negative breast cancer (“TNBC”) and urothelial cancer ("UC"), which was broadened in October 2018 to include second-line metastatic non-small cell lung cancer ("NSCLC").

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

The collaboration terminates thirty days following the expiration of the study periods end-date. Either party may terminate the collaboration earlier by providing thirty days' written notice.

10.    Commitments and Contingencies

Commitments and Contingencies

a. Legal Matters
Stockholder Complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and filings with the U.S. Securities and Exchange Commission (the "SEC") beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. An order of voluntary dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018. On March 31, 2019, the court granted the Company's motion to dismiss, without prejudice, and left plaintiffs with the ability to file an amended complaint within thirty (30) days. Counsel for the Company has consented to an extension of time for plaintiffs to file the proposed amended complaint for an additional thirty (30) days.

A third purported class action case was filed in the United States District Court for the District of New Jersey; namely, Odeh v. Immunomedics, Inc., et al., filed December 27, 2018. The complaint in this action alleges that the Company failed to disclose the results of observations made by the FDA during an inspection of the Company’s manufacturing facility in Morris Plains, New Jersey in August, 2018. The complaint alleges that Immunomedics misled investors by failing to disclose the Form 483 inspection report issued by the FDA which set forth the observations of the FDA inspector during the inspection. Such observations purportedly included, inter alia, manipulated bioburden samples, misrepresentation of an integrity test procedure in the batch record, and backdating of batch records. The complaint further alleges that the Company’s failure to disclose the Form 483 resulted in an artificially inflated price for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On February 8, 2019, a purported class action case was filed in the United States District Court for the District of New Jersey; namely, Choi v. Immunomedics, Inc., et al. The complaint asserts violations of the federal securities laws based on claims that that the Company violated the federal securities laws by making alleged misstatements in various press releases and securities filings from February 8, 2018 to November 7, 2018 and by failing to disclose the substance of its interactions with the FDA in connection with the Company's submission of its BLA for sacituzumab govitecan.

Motions for the appointment of a lead plaintiff and lead counsel and to consolidate the Odeh and Choi complaints have been filed.

On April 8, 2019, a putative shareholder of the Company filed a derivative action purportedly on behalf of the Company and against the Company’s board of directors and certain Company current and former officers, in the Superior Court of New Jersey, Law Division (Morris County); namely, Crow v. Aghazadeh, et al. The Crow complaint alleges that the individual defendants breached their fiduciary duties and committed other violations of law based on the same core allegations in the Odeh and Choi actions. The Crow complaint has not been served.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. Goldenberg, Ms. Sullivan and Mr. Brian A. Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio the Company and Greenhill entered into the Greenhill Term Sheet. On February 9, 2018, the Court of Chancery approved the Settlement, and entered an order and partial judgment releasing all claims that were asserted by venBio against the Individual Defendants and Greenhill in the venBio Action and awarding venBio fees and expenses. On May 24, 2018 the remaining parties to the venBio Action participated in a mediation of the claims against Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh (the "Remaining Defendants"). The mediation was unsuccessful. The Remaining Defendants filed submitted motions to dismiss the claims against them in the venBio Action. On March 18, 2019, venBio amended its complaint, adding further allegations. The Remaining Defendants filed a motion to dismiss the claims against them on May 1, 2019.

Insurance Coverage Arbitration:

The Company has initiated an arbitration with three of its management liability insurers: Starr Indemnity & Liability Company (“Starr”), Liberty Insurance Underwriters Inc. (“Liberty”), and Berkley Professional Liability (“Berkley”) (collectively, “Insurers”).  The arbitration arises from the Insurers’ refusal to cover $3,402,980 in attorneys’ fees and expenses paid to venBio pursuant to a December 1, 2017, settlement agreement between venBio, the Company, Dr. Goldenberg, Ms. Sullivan, Mr. Markison, and Greenhill to partially settle the venBio Action and fully settle the Federal Action and the Delaware Section 225 Action (the “venBio Fee Award”).

The Insurers argue that the venBio Fee Award does not satisfy their policies’ definitions of covered “loss” because the policies only cover defense costs incurred by the Company.  The Company counters that the venBio Fee Award is a covered settlement, not a claim for defense costs.  Insurers also argue that they have no obligation to pay any defense costs or settlement incurred in the Federal Action or 225 Action because Immunomedics initiated those lawsuits.  The Company’s position is that the Federal Action and 225 Action were defensive in nature and therefore covered because they were initiated to further the defense of the venBio Action.  Additionally, Insurers argue the venBio Fee Award is not covered because the Company was required to obtain Insurers’ consent to enter into a binding term sheet in the venBio Action and to agree to pay the venBio Fee Award and that the Company failed to do so.  The Company takes the position that Insurers at all times were aware of the developments in the venBio Action, that they sought consent to enter into the settlement, and that Insurers cannot show they were prejudiced by an any alleged failure to obtain Insurers’ consent.

Liberty also contends that the Company’s insurance claim is not covered by Liberty’s 2015-16 insurance policy and should be covered by another company’s policy in a later policy period. The Company, Starr, and Berkley take the position that the policies treat the venBio Action as a related claim to the to the Fergus v. Immunomedics class action stockholder federal securities case, which was filed in 2016. Because of the similar allegation in the venBio Action and Fergus, the policies deem the venBio Action claim to be made at the same time as Fergus and covered by the 2015-16 policies.

Starr is presently advancing the costs to defend the remaining claims in the venBio Action, i.e., those against the Company as Nominal Defendant and individual defendants Aryeh, Cox, Forrester, and Oliver.  However, all Insurers have reserved their rights to contest coverage for any potential settlement of those claims.

Breach of Contract:

On November 16, 2018, Kapil Dhingra filed a complaint against Immunomedics, Inc., in the Superior Court of New Jersey, Law Division, Morris County, alleging breach of contract and breach of the implied covenant of good faith and fair dealing. In the complaint, Dhingra alleges that Immunomedics breached agreements with Dhingra entered into in 2012 and 2013 that purportedly give him the right to purchase 50,000 shares of Common Stock of Immunomedics for a strike price stated in the agreements. On January 11, 2019, Immunomedics filed a motion for summary judgment and to stay discovery while the motion for summary judgment was pending. On February 5, 2019, Dhingra filed an opposition brief and an amended complaint adding as a plaintiff Kapital Consulting, LLC (together with Dhingra, "Plaintiffs"), and Plaintiffs filed a partial cross-motion for summary judgment. On April 4, 2019, the Court denied all motions without prejudice pending discovery. Immunomedics continues to dispute the allegations and will seek expedited disposition following discovery.

b. Other matters:

Immunomedics is also a party to various claims and litigation arising in the normal course of business.

c. Our Licenses

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

On April 4, 2018, we entered into a license agreement with The Scripps Research Institute ("TSRI"). Pursuant to the license agreement, TSRI granted to us an exclusive, worldwide, sub-licensable, royalty-bearing license to use certain patent rights relating to sacituzumab govitecan. The license agreement expires on a country-by-country basis on the expiration date of the last to expire licensed patent rights in such country covering a licensed product. The license agreement may be terminated by the mutual written consent of us and TSRI, and TSRI may terminate the license agreement upon the occurrence of certain events, including, but not limited to if we do not make a payment due pursuant to the license agreement and fail to cure such non-payment within 30 days after the date of TSRI's written notice of such non-payment. As consideration for the license granted, we made a cash payment of $250,000 to TSRI. Additionally, we will pay TRSI (i) product development milestone payments that range from the mid six-digit dollar figure to the low seven-digit dollar figure and (ii) royalties on net sales of licensed products in the low-single digit percentage figure range capped at an annual amount. We have agreed to use reasonable efforts to develop and market the licensed products.

d. Michael Pehl Separation

On March 13, 2019, the Company entered into a separation agreement (the “Separation Agreement”) with Michael Pehl, the Company’s former Chief Executive Officer, President and member of the Company’s Board. Mr. Pehl resigned as Chief Executive Officer, President and member of the Company’s Board effective February 23, 2019. Pursuant to the Separation Agreement, Mr. Pehl will receive cash payments of approximately $1.0 million, and such amount was accrued for as of March 31, 2019. Mr. Pehl also released the Company from any and all claims with respect to all matters arising out of or related to Mr. Pehl’s employment by the Company and his resignation.

e. Leases

Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses, and offices. Our finance leases primarily represent computer equipment and are not significant. Total operating lease expense was $354,000 for the three months ended March 31, 2019. For the three months ended March 31, 2019, cash payments against operating lease liabilities totaled $327,000. The discount rate used to determine the net present value of the leases at inception was 11.0%. This is the incremental borrowing rate that represents the rate of interest that the Company would expect to pay to borrow an amount equal to the lease payments under similar terms. Our leases both share a remaining lease term of 12.8 years, some of which may include options to extend the leases further. The Company considers these options in determining the lease term used to establish the right-of-use assets and lease liabilities.

Supplemental Unaudited Condensed Consolidated Balance Sheet information related to leases was as follows (in thousands):

Operating leases:	March 31, 2019
Operating lease right-of-use assets	$8,373

Current portion of lease liabilities	$298
Non-current portion of lease liabilities	$10,221
Total operating lease liabilities	$10,519

Weighted average remaining lease term (years)	12.8
Weighted average discount rate	11.0%

Supplemental cash flow information related to leases was as follows (in thousands):

Three months period ended March 31, 2019
Non-cash lease expense	$64
Change in operating lease liabilities	$37

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Year 1	$1,441
Year 2	$1,453
Year 3	$1,482
Year 4	$1,523
Year 5	$1,541
Thereafter	$12,509
Total lease payments	$19,949
Less imputed interest	$(9,430)
Total	$10,519

11.    Subsequent Events

On April 5, 2019, the Company entered into a promotion agreement (the “Promotion Agreement”) with Janssen Biotech Inc., ("Janssen") pursuant to which the Company will provide non-exclusive product detailing services to Janssen for erdafitinib (the “Product”). Pursuant to the Promotion Agreement, the Company will provide a dedicated sales team to market the Product, upon approval by the FDA, to oncologists and other targeted health care providers in the United States. Under the terms of the Promotion Agreement, Janssen maintains ownership of the New Drug Application for the Product as well as legal, regulatory, distribution, commercialization and manufacturing responsibilities for the Product, while the Company will provide product detailing services to Janssen.  Following the achievement of certain sales targets in 2019 and 2020, Janssen will pay the Company (a) a service fee equal to a percentage in the low double digits of the portion of Cumulative Net Sales (as defined in the Promotion Agreement) in excess of a baseline amount during each of 2019 and 2020, and (b) potential milestone payments of up to $15 million when Cumulative Net Sales exceed certain thresholds during each of 2019 and 2020. On April 12, 2019, the Company was informed that the FDA granted accelerated approval to Janssen's Balversa (erdafitinib) for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma that has a type of susceptible genetic alteration known as FGFR3 or FGFR2, and that has progressed during or following prior platinum-containing chemotherapy.

On April 29, 2019, the Company, entered into a license agreement (the “License Agreement”) with Everest Medicines II Limited, a China limited company (“Everest”). Pursuant to the License Agreement, the Company granted Everest an exclusive license to develop and commercialize sacituzumab govitecan in the People’s Republic of China, Taiwan, Hong Kong, Macao, Indonesia, Philippines, Vietnam, Thailand, South Korea, Malaysia, Singapore and Mongolia. In consideration for entering into the License Agreement, Everest will make a one-time, non-refundable upfront payment to the Company in the aggregate amount of $65 million within thirty days of execution of the License Agreement. The License Agreement contains a development milestone payment of $60 million based upon the Company’s achievement of FDA approval for sacituzumab govitecan. The License Agreement also contains additional development milestone payments in a total amount of up to $180 million based upon the achievement of certain other development milestones. In addition, the License Agreement contains sales milestone payments in a total amount of up to $530 million based upon the achievement of certain sales milestones. Everest will make royalty payments to the Company based upon percentages of net sales of sacituzumab govitecan, ranging from 14% to 20%.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. This Quarterly Report on Form 10-Q, in addition to historical information, may contain forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Such statements, including statements regarding expectations for the outcome of our planned resubmission of our BLA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease, and expectations for the related resubmission, the FDA re-inspection of the Company’s manufacturing facility where we manufacture the monoclonal antibody for further manufacture into our antibody-drug-conjugate candidate sacituzumab govitecan, potential approval and commercial launch of sacituzumab govitecan for that indication and the Company’s development of sacituzumab govitecan for additional indications, clinical trials (including the funding therefor, anticipated patient enrollment, trial outcomes, timing or associated costs), regulatory applications and related timelines, including the filing and approval timelines for BLAs, BLA resubmissions, and BLA supplements, out-licensing arrangements, forecasts of future operating results, potential collaborations, capital raising activities, and the timing for bringing any product candidate to market, involve significant risks and uncertainties and actual results could differ materially from those expressed or implied herein. Factors that could cause such differences include, but are not limited to, the Company’s reliance on third-party relationships and outsourcing arrangements (for example in connection with manufacturing, logistics and distribution, and sales and marketing) over which it may not always have full control, including the failure of third parties on which the Company is dependent to meet the Company’s business and operational needs for investigational or commercial products and, or to comply with the Company’s agreements or laws and regulations that impact the Company’s business; the Company’s ability to meet pre-or post-approval compliance obligations; imposition of significant post-approval regulatory requirements on our product candidates, including a requirement for a post-approval confirmatory clinical study, or failure to maintain or obtain full regulatory approval for the Company’s product candidates, if received, due to a failure to satisfy post-approval regulatory requirements, such as the submission of sufficient data from a confirmatory clinical study; the uncertainties inherent in research and development; safety and efficacy concerns related to the Company’s products and product candidates; uncertainties in the rate and degree of market acceptance of products and product candidates, if approved; inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of the Company’s product candidates, if approved; inaccuracies in the Company’s estimates of the size of the potential markets for the Company’s product candidates or limitations by regulators on the proposed treatment population for the Company’s products and product candidates; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of the Company’s products and product candidates; the Company’s dependence on business collaborations or availability of required financing from capital markets, or other sources on acceptable terms, if at all, in order to further develop our products and finance our operations; new product development (including clinical trials outcome and regulatory requirements/actions); the risk that we or any of our collaborators may be unable to secure regulatory approval of and market our drug candidates; risks associated with litigation to which the Company is or may become a party, including the cost and potential reputational damage resulting from such litigation; loss of key personnel; competitive risks to marketed products; and the Company’s ability to repay its outstanding indebtedness, if and when required, as well as the risks discussed in the Company’s filings with the SEC. The Company is not under any obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. Refer to Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for more information.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of the document incorporated by reference in this Quarterly Report on Form 10-Q, as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-

looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Our corporate strategy is to commercialize sacituzumab govitecan on our own in the United States for the benefit of patients with mTNBC and the creation of value for our stockholders. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. On February 4, 2019, we received a written communication from the FDA enclosing the Establishment Inspection Report (“EIR”) from the chemistry, manufacturing and controls ("CMC") BLA pre-approval inspection conducted by the FDA at the Company’s Morris Plains, New Jersey antibody manufacturing facility for our ADC product candidate sacituzumab govitecan, which took place from August 6, 2018 through August 14, 2018.  The FDA also notified us that the FDA will be conducting a re-inspection of our Morris Plains, New Jersey antibody manufacturing facility as part of the BLA resubmission process. We are finalizing its plans with respect to the matters raised in the CRL received from FDA on January 17, 2019 and the EIR. We met with the FDA on May 2, 2019 to review the FDA's findings and discussed our BLA resubmission.

On March 29, 2019, we entered into a sales agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") to issue and sell shares of our Common Stock, par value $0.01 per share, having an aggregate offering price of up to $150,000,000, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at our sole discretion, under which Cowen will act as our agent and/or principal. We will pay Cowen a commission up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. To date, we have not sold any common stock under the ATM Agreement.

On April 5, 2019, we entered into a promotion agreement (the “Promotion Agreement”) with Janssen Biotech Inc., ("Janssen") pursuant to which we will provide non-exclusive product detailing services to Janssen for erdafitinib (the “Product”). Pursuant to the Promotion Agreement, we will provide a dedicated sales team to market the Product, upon approval by the FDA, to oncologists and other targeted health care providers in the United States. Under the terms of the Promotion Agreement, Janssen maintains ownership of the New Drug Application for the Product as well as legal, regulatory, distribution, commercialization and manufacturing responsibilities for the Product, while we will provide product detailing services to Janssen.  Following the achievement of certain sales targets in 2019 and 2020, Janssen will pay us (a) a service fee equal to a percentage in the low double digits of the portion of Cumulative Net Sales (as defined in the Promotion Agreement) in excess of a baseline amount during each of 2019 and 2020, and (b) potential milestone payments of up to $15 million when Cumulative Net Sales exceed certain thresholds during each of 2019 and 2020. On April 12, 2019, we were informed that the FDA granted accelerated approval to Janssen's Balversa (erdafitinib) for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma that has a type of susceptible genetic alteration known as FGFR3 or FGFR2, and that has progressed during or following prior platinum-containing chemotherapy.

On April 29, 2019, we entered into a license agreement (the “License Agreement”) with Everest Medicines II Limited, a China limited company (“Everest”). Pursuant to the License Agreement, we granted Everest an exclusive license to develop and commercialize sacituzumab govitecan in the People’s Republic of China, Taiwan, Hong Kong, Macao, Indonesia, Philippines, Vietnam, Thailand, South Korea, Malaysia, Singapore and Mongolia. In consideration for entering into the License Agreement, Everest will make a one-time, non-refundable upfront payment to us in the aggregate amount of $65 million within thirty days of execution of the License Agreement. The License Agreement contains a development milestone payment of $60 million based upon our achievement of FDA approval for sacituzumab govitecan. The License Agreement also contains additional development milestone payments in a total amount of up to $180 million based upon the achievement of certain other development milestones. In addition, the License Agreement contains sales milestone payments in a total amount of up to $530 million based upon the achievement of certain sales milestones. Everest will make royalty payments to us based upon percentages of net sales of sacituzumab govitecan, ranging from 14% to 20%.

As of March 31, 2019, we had $442.7 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC") and other indications of high medical need, (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing.

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

We also have a number of other product candidates, that target solid tumors and hematologic malignancies in various stages of clinical and preclinical development. They include other ADCs such as labetuzumab govitecan, which binds the CEACAM5 antigen expressed on CRC and other solid cancers, and IMMU-140 which targets HLA-DR for the potential treatment of hematologic malignancies. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.

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

For a description of our significant accounting policies, refer to "Part II, Item 8. Financial Statements and Supplementary Data, Note 2 - Summary of Significant Accounting Policies" in our 2018 Transition Report on Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments; stock-based compensation expenses, and interest expense on liability related to sale of future royalties.

Our critical accounting estimates and assumptions impacting the unaudited condensed consolidated financial statements relate to stock-based compensation expense, and interest expense on liability related to sale of future royalties. Refer to "Note 3 - Debt" and "Note 4 - Stock-based Compensation", respectively, for more information.

Recent Accounting Pronouncements

Refer to "Note 1 - Business Overview, Basis of Presentation and Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire year or any other future period.
Three-Month Period Ended March 31, 2019 Compared to Three-Month Period Ended March 31, 2018

Revenues

			($ in thousands)
			(Decrease)/Increase
Three Months Ended March 31,	2019	2018	2019 vs 2018
Product sales	$—	$450	$(450)	nm
License fee and other revenues	—	15	(15)	nm
Research and development	—	17	(17)	nm
Total revenues	$—	$482	$(482)	nm
nm - not meaningful
Total revenue for the three months ended March 31, 2019, decreased compared to the three months ended March 31, 2018, primarily due to the discontinued sale of LeukoScan® during February 2018 to focus on our ADC business.

Costs and Expenses

			($ in thousands)
			(Decrease)/Increase
Three Months Ended March 31,	2019	2018	2019 vs 2018
Costs of goods sold	$—	$47	$(47)	nm
Research and development	58,172	28,843	29,329	nm
Sales and marketing	7,881	2,366	5,515	nm
General and administrative	13,595	6,854	6,741	nm
Total costs and expenses	$79,648	$38,110	$41,538	nm
nm - not meaningful
Total costs and expenses for the three months ended March 31, 2019, increased compared to the three months ended March 31, 2018, primarily due to an increase in research and development expenses of $29.3 million, an increase in general and administrative expenses of $6.7 million, and an increase in sales and marketing expenses of $5.5 million attributed primarily to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, and to expand clinical development of sacituzumab govitecan into earlier lines of therapy and other indications.

Cost of Goods Sold

The cost of goods sold for the three months ended March 31, 2019, decreased compared to the three months ended March 31, 2018, primarily due to the discontinued sale of LeukoScan® during February 2018 to focus on the ADC business.

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

The following table summarizes our research and development costs for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:

			($ in thousands)
			Increase/(Decrease)
For the three months ended March 31,	2019	2018	2019 vs 2018
Labor	$11,554	$4,786	$6,768	nm
Manufacturing and quality costs	39,658	15,459	24,199	nm
Clinical development and operations	4,655	3,327	1,328	39.9%
Other	2,305	5,271	(2,966)	(56.3)%
Total research and development costs	$58,172	$28,843	$29,329	nm
nm - not meaningful

Research and development costs increased for the three months ended March 31, 2019, approximately $29.3 million to $58.2 million compared to the three months ended March 31, 2018. The increase in research and development costs for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, relate primarily to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC including increases in outside manufacturers' organizations services costs as we ramped-up manufacturing of sacituzumab govitecan for the Phase 3 clinical trial ADC as well as an increase in outside consulting services to improve our manufacturing and regulatory functions associated with fulfilling the FDA requirements for the Phase 3 clinical trial of sacituzumab govitecan in patients with mTNBC.

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

Sales and Marketing

Sales and marketing expenses increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to increased headcount and labor expenses, primarily related to sales force expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:

			($ in thousands)
			Increase/(Decrease)
For the three months ended March 31,	2019	2018	2019 vs 2018
Labor costs	$6,813	$2,615	$4,198	nm
Legal and advisory fees	1,054	3,127	(2,073)	nm
Consulting services	2,146	834	1,312	nm
Other	3,582	278	3,304	nm
Total general and administrative	$13,595	$6,854	$6,741	nm
nm- not meaningful

General and administrative expenses for the three months ended March 31, 2019, increased compared to the three months ended March 31, 2018, primarily due to increased labor costs and consulting services offset by a decrease in legal and advisory fees.

Changes in fair market value of warrant liabilities

We had no non-cash income or expense for the three months ending March 31, 2019, compared to a $9.8 million non-cash gain for the three months ended March 31, 2018, due to a decrease in the fair value of outstanding warrants. There were no outstanding warrants as of March 31, 2019.

Interest expense
Interest expense for the three months ended March 31, 2019, was $10.0 million, compared to $10.9 million for the three months ended March 31, 2018. The $0.9 million decrease was due primarily to changes in the fair value of our debt balances as a result of the RPI agreement. Refer to "Note 3 - Debt" for more information.

Income tax (expense) benefit

There was no income tax expense for the three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations.

As of March 31, 2019, we had $442.7 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC") and other indications of high medical need, (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	($ in thousands)
	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(54,677)	$(32,176)
Net cash (used in) provided by investing activities	(2,064)	23,806
Net cash provided by financing activities	1,825	254,109
Net cash used in operating activities. Net cash used in operating activities during the three months ended March 31, 2019, was approximately $54.7 million, compared to $32.2 million during the three months ended March 31, 2018, an increase in cash used in operating activities of $22.5 million. The increase in cash used in operating activities for the period was primarily due to an increase in the net loss partially offset by changes in operating assets and liabilities, as well as changes in the fair value of warrant liabilities.

Net cash (used in) provided by investing activities. Net cash (used in) provided by investing activities during the three months ended March 31, 2019, was $2.1 million, compared to cash provided by investing activities of $23.8 million during the three months ended March 31, 2018, an increase of cash used of approximately $25.9 million, due primarily to a decrease of $26.9 million in proceeds from sales or maturities of marketable securities offset by $0.9 million decrease in purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities during the three months ended March 31, 2019, was $1.8 million, compared to $254.1 million of cash provided by financing activities during the three months ended March 31, 2018. The decrease of $252.3 million was due primarily to cash proceeds from our agreement with RPI, as well as the sale of common stock and warrants, net of related expenses in the prior year.

Working Capital and Cash Requirements

Working capital was $392.0 million as of March 31, 2019, compared to $472.8 million as of December 31, 2018, a $80.8 million decrease. The decrease in working capital was primarily due to increased research and development expenses in clinical trial costs as well as increases in labor related costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Transition Report on Form 10-K for the Transition Period ended December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules promulgated by the SEC. Our Chief Financial Officer and Principal Accounting Officer are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Financial Officer and Principal Accounting Officer believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b)Changes in Internal Controls over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during the quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

The information called for by this item is incorporated by reference to "Note 10 - Commitments and Contingencies" of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I Item 1 of this Quarterly Report on Form 10-Q.

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

We have incurred significant operating losses since our formation in 1982. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. Our only significant sources of revenue in recent years have been derived from collaboration agreements and sales of our LeukoScan® product in certain European countries. Additionally, the only product sales we have earned to date have come from the limited sales of our LeukoScan® diagnostic imaging product for which our (i) patent protection has expired and (ii) future sales were discontinued during February 2018. There can be no assurance that we will be profitable in future quarters or other periods. Further, we have made the strategic decision to focus on our therapeutic pipeline. We have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. Even if we are able to develop commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI royalties on certain sacituzumab govitecan revenues pursuant to the Royalty Agreement may erode profitability of such products. If we are unable to develop commercially viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

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

•
we or any of our collaboration partners may experience delays in obtaining, or be unable to obtain, agreement for the conduct of our clinical trials from the FDA, institutional review boards ("IRBs"), or other reviewing entities at clinical sites selected for participation in our clinical trials;

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

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints according to the trial protocols. Failure to achieve either of these endpoints could result in delays in our trials, require the performance of additional unplanned trials or require termination of any further development of the product for the intended indication.

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

Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidates for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials; or with our interpretation of data from our preclinical studies or clinical trials; or may otherwise take the position that our product candidates fail to meet the requirements and standards for regulatory approval. There is limited FDA precedent or guidance on ADCs, and ADC product candidates may present more complex review considerations than conventional drugs, given their biologic (antibody), drug, and linker components. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control ("CMC"), or other data and information, and the development and provision of these data and information may be time consuming and expensive. Regulatory approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. On February 4, 2019, we received a written communication from the FDA enclosing the Establishment Inspection Report (“EIR”) from the chemistry, manufacturing and controls BLA pre-approval inspection conducted by the FDA at the Company’s Morris Plains, New Jersey antibody manufacturing facility for our ADC product candidate sacituzumab govitecan, which took place from August 6, 2018 through August 14, 2018.  The FDA also notified the Company that the FDA will be conducting a re-inspection of the Company’s Morris Plains, New Jersey antibody manufacturing facility as part of the BLA resubmission process. The Company is finalizing its plans with respect to the matters raised in the CRL received from FDA on January 17, 2019 and the EIR. The Company met with the FDA on May 2, 2019 to review the FDA's findings and discussed the Company's BLA resubmission. Further, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. In certain countries, even if the health regulatory authorities approve a drug, it cannot be marketed until pricing for the drug is also approved. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

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

Even where we are able to obtain and then defend patent and other intellectual property rights necessary for research, development and commercialization of our product candidates, such intellectual property rights will be for a limited term. Where patents which we own or license expire, the technology comprising the subject of the patent may be utilized by third parties in research and development or competing products (for example, biosimilars of a patented product may be manufactured by third parties once the patent expires). While we endeavor to maintain robust intellectual property protection, as our existing issued patents expire, it may materially and adversely affect our competitive position.

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

Certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, and Ms. Cynthia L. Sullivan, a former Director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg). Dr. Goldenberg is also a minority stockholder of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past thirteen years. As of March 31, 2019, IBC has a liability to Immunomedics Inc. which is eliminated in consolidation.

On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC.

On March 5, 2019, we entered into a Letter Agreement with Scott Canute, a member of our Board of Directors, in connection with his appointment as Executive Director of the Company.

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

During the last few years, we have generated revenues from awards made to us by the National Institutes of Health and the Department of Defense to partially fund some of our programs. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the United States Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will continue to scale back these programs or terminate them due to their own budgetary constraints, as they have recently been doing. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing awards may be less than those received to date. In those circumstances, we would need to provide funding on our own, obtain other funding, or scale back or terminate the affected program. In particular, we cannot assure you that any currently contemplated or future efforts to obtain funding for our product candidate programs through government grants or contracts will be successful, or that any such arrangements which we do conclude will supply us with sufficient funds to complete our development programs without providing additional funding on our own or obtaining other funding. Where funding is obtained from government agencies or research bodies, our intellectual property rights in the research or technology funded by the grant are typically subject to certain licenses to such agencies or bodies, which could have an impact on our utilization of such intellectual property in the future.

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

•
the ACA imposed a requirement on manufacturers of branded drugs to provide a 50% (and 70% commencing on January 1, 2019) discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., the "donut hole");

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

•
the ACA established the Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with the funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products by influencing decisions relating to coverage and reimbursement rates; and

•
the ACA established the Center for Medicare and Medicaid Innovation within the Centers for Medicare & Medicaid Center ("Innovation Center"), to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. The Innovation Center has been funded through 2019, and funding will be automatically renewed for each 10-year budget window thereafter.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 ("TCJA"), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations [for fiscal year 2018] that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole". In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider additional legislation to repeal or repeal and replace other elements of the ACA. More recently, the United States District Court for the Northern District of Texas struck down the ACA, deeming it unconstitutional given that Congress repealed the individual mandate in 2017. The decision has been stayed pending outcome of an appeal to the Fifth Circuit Court of Appeals. Although there is no immediate impact on the ACA, we will continue to evaluate the effect that the ACA and its possible repeal and replacement, or potential total revocation by the Supreme Court of the United States, has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2.0% per fiscal year, which went into effect in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, then-President Barack Obama signed into law the American Taxpayer Relief Act of 2012 ("ATRA"), which, among others, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover over-payments to providers from three to five years. Moreover, CMS has promulgated or amended a number of cost containment and value-based reimbursement measures in the ordinary course of business, and it is expected to continue revising its regulations and policies in response to market conditions and administration directives. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material and adverse effect on our customers and accordingly, our financial operations.

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

•
we rely on third parties, such as consultants, contract research organizations, medical institutions, and clinical investigators, to conduct clinical trials for our drug candidates and if we or any of our third-party contractors fail to comply with applicable regulatory requirements, such as current Good Clinical Practices ("cGCP") requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency ("EMA") or comparable foreign regulatory authorities may require us to perform additional clinical trials;

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

European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the European Union, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the European Union General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management's attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. As of March 31, 2019 we had 191,509,289 shares of common stock issued, plus (1) outstanding options to purchase 4,434,745 shares of common stock with a weighted-average exercise price of $16.76 per share, (2) 15,396 outstanding restricted stock units held by certain executive officers of the Company, (3) 524,743 outstanding performance stock options held by certain executive officers and employees of the Company, (4) 6,567,666 shares of common stock reserved for potential future grant under the Plan, and (5) $7.1 million of principal amount of Convertible Senior Notes convertible into approximately 1,393,160 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 45,555,001 shares of common stock that remain available for future issuance.

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

As of March 31, 2019, venBio Select Advisor LLC, (“venBio”) is the beneficial owner of approximately 9.3% of our outstanding common stock. venBio is one of our largest stockholders, and Dr. Behzad Aghazadeh, the Managing Partner and portfolio manager of the venBio Select Fund, serves as Chairman of our Board of Directors.

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

IMMUNOMEDICS, INC.

May 9, 2019	/s/ Usama Malik
Usama Malik
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1*	Letter Agreement, dated as of March 5, 2019, by and between the Company and Scott Canute.

10.2*	Separation Agreement, dated as of March 13, 2019, by and between the Company and Michael Pehl.

10.3*	Executive Employment Agreement, dated as of August 7, 2017, by and between the Company and Usama Malik.

31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and, (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*    Filed herewith.