Form 10-Q
period 2019-06-30
IMMUNOMEDICS INC
filed 2019-08-07
CIK 722830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit such files).    Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of August 2, 2019 was 191,978,434.

IMMUNOMEDICS, INC.

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$427,909	$492,860
Marketable securities	4,741	4,941
Prepaid expenses	8,296	5,354
Other current assets	1,313	1,348
Total current assets	442,259	504,503
Property and equipment, net of accumulated depreciation and amortization of $6,260 and $4,316 at June 30, 2019 and December 31, 2018, respectively	35,177	23,469
Other long-term assets	249	68
Total Assets	$477,685	$528,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$38,967	$31,722
Liability related to sale of future royalties - current	5,314	—
Lease liability - current	271	—
Total current liabilities	44,552	31,722
Convertible senior notes, net	7,081	7,055
Liability related to sale of future royalties - non-current	236,354	221,295
Deferred revenues	65,000	—
Other long-term liabilities	10,138	2,119
Total Liabilities	363,125	262,191
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Convertible preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; issued 191,972,321 shares and outstanding 191,852,700 shares at June 30, 2019; issued 190,445,795 shares and outstanding 190,411,070 shares at December 31, 2018	1,920	1,905
Capital contributed in excess of par	1,232,575	1,219,237
Treasury stock, at cost: 119,621 shares at June 30, 2019 and 34,725 shares at December 31, 2018	(2,095)	(824)
Accumulated deficit	(1,116,506)	(953,216)
Accumulated other comprehensive loss	(365)	(351)
Total Immunomedics, Inc. stockholders' equity	115,529	266,751
Noncontrolling interest in subsidiary	(969)	(902)
Total stockholders' equity	114,560	265,849
Total Liabilities and Stockholders' Equity	$477,685	$528,040
See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$—	$—	$—	$450
License fee and other revenues	—	250	—	265
Research and development	—	136	—	153
Total revenues	—	386	—	868

Costs and Expenses:
Costs of goods sold	—	—	—	47
Research and development	52,923	27,603	111,095	56,446
Sales and marketing	6,346	3,039	14,227	5,405
General and administrative	7,899	22,139	21,494	28,993
Total costs and expenses	67,168	52,781	146,816	90,891
Operating loss	(67,168)	(52,395)	(146,816)	(90,023)
Changes in fair market value of warrant liabilities	—	(58,861)	—	(49,026)
Interest expense	(10,625)	(9,434)	(20,584)	(20,334)
Interest and other income	1,840	3,565	4,043	4,695
Insurance reimbursement	—	342	—	2,272
Foreign currency transaction loss, net	—	(101)	—	(26)
Loss before income tax	(75,953)	(116,884)	(163,357)	(152,442)
Income tax expense	—	(156)	—	(156)
Net loss	$(75,953)	$(117,040)	$(163,357)	$(152,598)
Net loss attributable to noncontrolling interest	—	(11)	(67)	(23)
Net loss attributable to Immunomedics, Inc. stockholders	$(75,953)	$(117,029)	$(163,290)	$(152,575)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	(0.40)	(0.68)	(0.85)	(0.91)
Weighted average shares used to calculated loss per common share (basic and diluted):	191,745	171,124	191,401	168,583
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	195	50	186	(16)
Unrealized gain (loss) on securities available for sale	—	54	(200)	64
Other comprehensive loss, net of tax:	195	104	(14)	48
Comprehensive loss	(75,758)	(116,936)	(163,371)	(152,550)
Comprehensive loss attributable to noncontrolling interest	—	(11)	(67)	(23)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(75,758)	$(116,925)	$(163,304)	$(152,527)
See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Immunomedics, Inc. Stockholders' Equity (Deficit)
	Convertible Preferred Stock				Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
			Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Three Months Ended June 30, 2019:
Balance at March 31, 2019	—	$—	191,509	$1,915	$1,224,066	$(2,095)	$(1,040,553)	$(560)	$(969)	$181,804
Exercise of stock options, net	—	—	77	1	280	—	—	—	—	281
Stock-based compensation	—	—	15	—	2,404	—	—	—	—	2,404
Issuance of common stock in at-the-market offering, net	—	—	371	4	5,825	—	—	—	—	5,829
Other comprehensive loss	—	—	—	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	—	(75,953)	—	—	(75,953)
Balance at June 30, 2019	—	$—	191,972	$1,920	$1,232,575	$(2,095)	$(1,116,506)	$(365)	$(969)	$114,560

Three Months Ended June 30, 2018:
Balance at March 31, 2018	—	$—	167,256	$1,672	$750,392	$(458)	$(678,519)	$(457)	$(810)	$71,820
Reclassification of warrant liability to equity, net	—	—	—	—	120,219	—	—	—	—	120,219
Exercise of stock options, net	—	—	320	4	1,258	—	—	—	—	1,262
Exercise of common stock warrants	—	—	6,000	60	22,440	—	—	—	—	22,500
Issuance of common stock in public offering, net	—	—	13,225	132	299,335	—	—	—	—	299,467
Stock-based compensation	—	—	—	—	1,354	—	—	—	—	1,354
Other comprehensive gain	—	—	—	—	—	—	—	104	—	104
Net loss	—	—	—	—	—	—	(117,029)	—	(11)	(117,040)
Balance at June 30, 2018	—	$—	186,801	$1,868	$1,194,998	$(458)	$(795,548)	$(353)	$(821)	$399,686

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Immunomedics, Inc. Stockholders' Equity (Deficit)
	Convertible Preferred Stock				Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
			Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Six Months Ended June 30, 2019:
Balance at December 31, 2018	—	$—	190,446	$1,905	$1,219,237	$(824)	$(953,216)	$(351)	$(902)	$265,849
Exercise of stock options, net	—	—	1,140	11	3,366	(1,271)	—	—	—	2,106
Stock-based compensation	—	—	15	—	4,147	—	—	—	—	4,147
Issuance of common stock in at-the-market offering, net	—	—	371	4	5,825	—	—	—	—	5,829
Other comprehensive loss	—	—	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(163,290)	—	(67)	(163,357)
Balance at June 30, 2019	—	$—	191,972	$1,920	$1,232,575	$(2,095)	$(1,116,506)	$(365)	$(969)	$114,560

Six Months Ended June 30, 2018:
Balance at December 31, 2017	—	$—	161,303	$1,613	$659,467	$(458)	$(642,973)	$(401)	$(798)	$16,450
Reclassification of warrant liability to equity, net	—	—	—	—	137,976	—	—	—	—	137,976
Exercise of stock options, net	—	—	403	4	1,592	—	—	—	—	1,596
Exercise of common stock warrants	—	—	7,400	74	27,676	—	—	—	—	27,750
Issuance of common stock to RPI Finance Trust	—	—	4,373	44	67,740	—	—	—	—	67,784
Issuance of common stock in public offering, net	—	—	13,225	132	299,335	—	—	—	—	299,467
Stock-based compensation	—	—	284	3	2,682	—	—	—	—	2,685
Conversion of RSU's for tax withholding payments	—	—	(187)	(2)	(1,470)	—	—	—	—	(1,472)
Other comprehensive gain	—	—	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(152,575)	—	(23)	(152,598)
Balance at June 30, 2018	—	$—	186,801	$1,868	$1,194,998	$(458)	$(795,548)	$(353)	$(821)	$399,686

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(163,357)	$(152,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	—	49,026
Depreciation and amortization	1,839	670
Interest on non-recourse debt	20,373	19,790
Amortization of deferred revenue	—	13
Amortization of bond premiums	—	36
Amortization of debt issuance costs	25	73
Amortization of deferred rent	—	218
Right-of-use asset amortization	130	—
Decrease in allowance for doubtful accounts	—	(13)
Non-cash expense related to stock-based compensation	4,147	2,682
Changes in deferred revenue	65,000	—
Changes in other operating assets and liabilities	4,670	10,456
Net cash used in operating activities	(67,173)	(69,647)
Cash flows from investing activities
Purchases of marketable securities	—	(135)
Proceeds from sales/maturities of marketable securities	—	52,150
Purchases of property and equipment	(5,699)	(7,985)
Net cash (used in) provided by investing activities	(5,699)	44,030
Cash flows from financing activities:
Exercise of stock options, net	2,106	1,596
Exercise of warrants	—	27,750
Proceeds from private offering of common stock	—	67,784
Proceeds from the issuance of common stock in at-the-market offering	5,829	—
Proceeds of public offering of common stock	—	299,467
Proceeds from the issuance of non-recourse debt	—	182,216
Debt conversion fees	—	(3)
Tax withholding payments for stock-based compensation	—	(1,472)
Net cash provided by financing activities	7,935	577,338
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(14)	(99)
Net (decrease) increase in cash, cash equivalents and restricted cash	(64,951)	551,622
Cash, cash equivalents and restricted cash beginning of period	494,173	60,960
Cash, cash equivalents and restricted cash end of period	$429,222	$612,582
Supplemental disclosure of cash flow information:
Interest paid	$169	$475
Schedule for non-cash investing and financing activities:
Non-cash component of warrant exercise	$—	$137,979
Accrued capital expenditures	$404	$2,173
Shares received in cashless exercise	$1,272	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$427,909	$612,057
Restricted cash in other current assets	1,313	525
Total cash, cash equivalents and restricted cash	$429,222	$612,582
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporates our foreign subsidiary, Immunomedics GmbH in Rödermark, Germany, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and six-month periods ended June 30, 2019, are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2019, or any other period. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our 2018 Transition Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards.

Recent Accounting Pronouncements

Accounting Pronouncements adopted during the year:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01, “Leases Topic 842,” requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. Topic 842 allows for a modified retrospective application and is effective as of the first quarter of 2019. Entities are allowed to apply the new guidance using a modified retrospective approach at the beginning of the year in which new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We elected the modified retrospective approach under the new guidance and elected the available practical expedients on adoption. Upon adoption, we recognized additional operating lease liabilities of $8.4 million with a corresponding right-of-use assets of $8.4 million based on the present value of the remaining lease payments under existing operating leases. As of December 31, 2018, we had $2.1 million in deferred charges related to our real estate leases that were recorded against the lease liability asset as part of the transition, resulting in $10.5 million included in other long-term liabilities on our condensed consolidated balance sheet. In addition, the new guidance resulted in additional lease-related disclosures in the footnotes to our condensed consolidated financial statements. Our leasing portfolio is comprised entirely of operating leases, and we do not recognize right-of-use assets or related lease liabilities with a lease term of twelve months or less on our condensed consolidated balance sheet. Adoption of Topic 842 has required changes to our business processes and controls to comply with the provisions of the standard. Refer to Note 11 "Commitments and Contingencies" for additional information.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation," to improve the usefulness of information provided to users of financial statements while reducing cost and complexity in financial reporting and provide guidance aligning the measurement and classification for share-based payments to nonemployees with the guidance for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, but no earlier than an entity's adoption date of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” We adopted ASU 2018-07 during the first quarter of 2019 and the adoption did not have a material impact to our condensed consolidated financial statements.

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

Everest Medicines II Limited:

On April 29, 2019, the Company entered into a license agreement (the “License Agreement”) with Everest Medicines II Limited, a China limited company (“Everest”). Pursuant to the License Agreement, the Company granted Everest an exclusive license to develop and commercialize sacituzumab govitecan in the People’s Republic of China, Taiwan, Hong Kong, Macao, Indonesia, Philippines, Vietnam, Thailand, South Korea, Malaysia, Singapore and Mongolia (the "Territory"). In consideration for entering into the License Agreement, Everest made a one-time, non-refundable upfront payment to the Company in the aggregate amount of $65.0 million which is recorded as deferred revenue. The License Agreement contains a development milestone payment of $60.0 million based upon the Company’s achievement of FDA approval for sacituzumab govitecan in mTNBC. The License Agreement also contains additional development milestone payments in a total amount of up to $180.0 million based upon the achievement of certain other development milestones. In addition, the License Agreement contains sales milestone payments in a total amount of up to $530.0 million based upon the achievement of certain sales milestones. Everest will make royalty payments to the Company based upon percentages of net sales of sacituzumab govitecan, ranging from 14% to 20%.

The Company assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Everest, is a customer based on the arrangement structure. The Company identified two material promises to deliver under the contract: (1) grant of license and the (2) clinical and commercial supply of the product. However, given the nature of the manufacturing of the product the license is not considered to be distinct from the clinical and commercial supply promise. The Company therefore concluded that there is one combined performance obligation.

The Company initially deferred and will recognize the $65.0 million over the performance obligation period of the combined performance obligation. As it relates to the upfront consideration, the $65.0 million is recorded as deferred revenue and will be recognized over the term of the of the contract performance obligation period, which the Company has concluded to be 15 years after initial sale of the product in the territory. As concluded above, the Company has a combined performance obligation, which includes delivering the license and clinical and commercial supply to Everest. As such, because the clinical and commercial supply obligation occur throughout the period of the License Agreement, the $65.0 million fixed consideration is recognized over the period in which commercial and clinical supply of product is delivered (over-time).

The future potential milestone payments are excluded from the transaction price, as the achievement of the milestone events require considerable judgment in determining whether it is probable of being achieved, and that a significant revenue reversal would not occur. As such, all milestone payments are fully constrained. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Janssen Biotech Inc.:

On April 5, 2019, the Company entered into a promotion agreement (the “Promotion Agreement”) with Janssen Biotech Inc., ("Janssen") pursuant to which the Company will provide non-exclusive product detailing services to Janssen for erdafitinib (the “Product”). Pursuant to the Promotion Agreement, the Company will provide a dedicated sales team to market the Product, upon approval by the FDA, to oncologists and other targeted health care providers in the United States. Under the terms of the Promotion Agreement, Janssen maintains ownership of the New Drug Application for the Product as well as legal, regulatory, distribution, commercialization and manufacturing responsibilities for the Product, while the Company will provide product detailing services to Janssen.  Following the achievement of certain sales targets in 2019 and 2020, Janssen will pay the Company (a) a service fee equal to a percentage in the low double digits of the portion of Cumulative Net Sales (as defined in the Promotion Agreement) in excess of a baseline amount during each of 2019 and 2020, and (b) potential milestone payments of up to $15.0 million when Cumulative Net Sales exceed certain thresholds during each of 2019 and 2020. On April 12, 2019, the Company was informed that the FDA granted accelerated approval to Janssen's Balversa (erdafitinib) for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma that has a type of susceptible genetic alteration known as FGFR3 or FGFR2, and that has progressed during or following prior platinum-containing chemotherapy. During the three and six months ended June 30, 2019, no revenues were recorded relating to the Promotion Agreement.

3.          Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2019, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$(200)	$4,741

Maturities of debt securities classified as available-for-sale were as follows at June 30, 2019 (in thousands):

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

The Company concluded that there were two units of accounting in the transaction: (1) the liability related to the sale of future royalties (the "Liability") and (2) the "Financing". We allocated the consideration of $250.0 million on a relative fair value basis to the Liability for $182.2 million and the common stock for $67.8 million. We continue to accrete the Liability related to the sale of future royalties using the effective interest method with an annual interest rate of approximately 18% over a period of 20 years. As of June 30, 2019 and December 31, 2018, we determined the fair value at $241.7 million and $221.3 million, respectively. During the three months ended June 30, 2019 and 2018, the Company recognized approximately $10.4 million and $9.2 million in interest expense, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized approximately $20.4 million and $19.8 million in interest expense, respectively.

The following table shows the activity within the liability related to sale of future royalties during the six months ended June 30, 2019 (in thousands):

Carrying value of liability related to sale of future royalties at December 31, 2018	$221,295
Interest expense recognized	20,373
Carrying value of liability related to sale of future royalties at June 30, 2019	$241,668

Convertible Senior Notes:

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the "Convertible Senior Notes") (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Notes was 5.48% for the period from the date of issuance through June 30, 2019. The balance of the outstanding Convertible Senior Notes was $7.1 million convertible into 1.4 million shares of common stock at June 30, 2019, and December 31, 2018.

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

Total interest expense for the Convertible Senior Notes for the three months ended June 30, 2019 and 2018 was $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, interest expense was $0.2 million and $0.5 million, respectively. Included in interest expense was an immaterial amount of amortization of debt issuance costs for the three and six months ended June 30, 2019 and 2018.

5.     Stock-based Compensation

Stock Incentive Plan
The Company has a stock incentive plan, the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “Plan”) that provides for the granting of stock options, restricted stock units (RSUs), performance stock options (PSOs), and other stock-based awards to eligible individuals on the terms and subject to the conditions set forth in the Plan. There were no significant modifications to the Plan during the three and six months ended June 30, 2019 or 2018.
Stock-based compensation expense included in the condensed consolidated statements of comprehensive loss was $2.4 million, and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $4.1 million and $2.7 million for the six months ended June 30, 2019 and 2018.

The following table summarizes the activity for stock options, RSUs and PSOs for the six months ended June 30, 2019 (in thousands):

	Stock Options	RSUs	PSOs
Equity awards outstanding, beginning of year	4,757	15	538
Changes during the year:
Granted	1,675	58	650
Exercised	(1,140)	(15)	—
Expired or forfeited	(949)	—	(442)
Equity awards outstanding, end of period	4,343	58	746

On March 14, 2019, performance stock options were granted to certain individuals that vest upon the Company’s receipt of approval from the FDA for the Company’s BLA for sacituzumab govitecan for the treatment of patients with metastatic triple-negative breast cancer who have received at least two prior therapies for metastatic disease under the Prescription Drug User Fee Act. There were additional stock options that were granted to certain eligible individuals that vest on the second anniversary of the date of grant. In addition, on April 17, 2019 performance stock options were granted to certain individuals that vest upon achievement of defined sales performance milestones.

As of June 30, 2019, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows ($ in thousands):

	Stock Options	RSUs	PSOs
Unrecognized compensation cost	$33,988	$701	$5,556
Expected weighted-average period in years of compensation cost to be recognized	3.1	0.9	1.3

6.    Estimated Fair Value of Financial Instruments

Cash equivalents and marketable securities as of:

	($ in thousands)
June 30, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$330,422	$—	$—	$330,422
Marketable Securities:
U.S. Government Sponsored Agencies	4,741	—	—	4,741
Total	$335,163	$—	$—	$335,163

	($ in thousands)
December 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$326,239	$—	$—	$326,239
Marketable Securities:
U.S. Government Sponsored Agencies	4,941	—	—	4,941
Total	$331,180	$—	$—	$331,180

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

(d) The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Convertible Senior Notes	$7,081	$19,600	$7,055	$20,100

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility, and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs.

Liability related to the sale of future royalties

The Company has determined the fair value of the liability related to the sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to RPI, over the life of the arrangement, which are considered Level 3 (See Note 4 - "Debt").

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

7.          Stockholders’ Equity

Common Stock

On October 11, 2016, the Company completed an underwritten public offering of 10,000,000 shares of its common stock and accompanying warrants to purchase 10,000,000 shares of common stock at a purchase price of $3.00 per unit, comprising of one share of common stock and one warrant. The change in fair value of the warrant liabilities for the three and six months ended June 30, 2018, resulted in a loss of approximately $58.9 million and $49.0 million, respectively, which has been recognized in the accompanying condensed consolidated statements of comprehensive loss. During 2018, all of the warrants were exercised. As of June 30, 2019 and December 31, 2018, there were no warrants outstanding.

At-the-market Offering

On March 29, 2019, the Company entered into a sales agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") to issue and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $150,000,000, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company's sole discretion, under which Cowen will act as the Company’s agent and/or principal. The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. During the three and six months ended June 30, 2019, the Company sold 370,920 shares of common stock with net proceeds of $5.8 million at a weighted average price of $15.95 (excluding commissions) under the ATM Agreement.

Treasury Stock

During the six months ended June 30, 2019, there were 84,896 shares received in connection with a non-cash equity transaction related to the Company's Plan.

8.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(323)	$(78)	$(401)
Other comprehensive (loss) income before reclassifications	(16)	64	48
Net current-period other comprehensive (loss) income	(16)	64	48
Balance, June 30, 2018	$(339)	$(14)	$(353)
Balance, December 31, 2018	$(347)	$(4)	$(351)
Other comprehensive (loss) income before reclassifications	(9)	(200)	(209)
Reclassified gains from accumulated other comprehensive loss	195	—	195
Net current-period other comprehensive income (loss)	186	(200)	(14)
Balance, June 30, 2019	$(161)	$(204)	$(365)

There was $0.2 million reclassified from accumulated other comprehensive (loss) income during the three and six months ended June 30, 2019. All components of accumulated other comprehensive loss are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.
9.        Related Party Transactions

On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee. Between May 5, 2017 and January 7, 2018, Mr. Rosenberg was engaged by the Company as an independent consultant pursuant to a consulting agreement between the Company and Mr. Rosenberg’s consulting company, M Rosenberg BioPharma Consulting LLC. The Company paid M Rosenberg BioPharma Consulting LLC $0.6 million during this time and Morris Rosenberg was also granted stock options to purchase 45,000 shares of the Company's common stock pursuant to the Immunomedics, Inc. 2014 Long-Term Incentive Plan. From January 8, 2018 through June 30, 2018, the Company paid M Rosenberg BioPharma $0.8 million for services agreed upon prior to Mr. Rosenberg becoming a full-time employee. As part of his employment contract, 50% of the 45,000 shares granted to Mr. Rosenberg as a consultant were forfeited, and the remaining 50% continue to vest. Mr. Rosenberg received 104,389 stock options and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC based on certain restrictions outlined in the contract. Additionally, during his employment period, except with the prior written consent of the Company's Board of Directors (the "Board"), Mr. Rosenberg is not permitted to enter into any contract, agreement or other transaction arrangement to provide goods and/or services to the Company through M Rosenberg BioPharma Consulting LLC.

The Company appointed Scott Canute, a member of the Company’s Board, as the Company’s Executive Director. Upon recommendation of the Compensation Committee, the Board approved that Mr. Canute will be paid $16,667 per month for his service as Executive Director and was granted a nonqualified stock option to purchase 79,818 shares of the Company’s common stock (the “Initial Canute Compensation”). The Compensation Committee determined that in order to reflect the scope of his role and the significant time that Mr. Canute will be devoting to his role as Executive Director, Mr. Canute’s cash compensation shall be increased to $21,372 per month, and Mr. Canute was granted an additional nonqualified stock option to purchase 22,854 shares of the Company’s common stock (the “Revised Canute Compensation”). The options have a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on each date of grant and will be subject to the terms of a nonqualified stock option agreement (the “Canute NQSO Agreement”). Such options will vest in full upon the Company’s receipt of approval from the FDA for the Company’s BLA resubmission for sacituzumab govitecan for the treatment of patients with TNBC who have received at least two prior therapies for metastatic disease under the PDUFA. The Company and Mr. Canute entered into a letter agreement (the “Canute Letter Agreement”) to memorialize his appointment as the Company’s Executive Director, and the Initial Canute Compensation. The Canute Letter Agreement may be terminated by either party at any time upon written notice to the other party. During the six months ended June 30, 2019, the Company paid Mr. Canute $0.1 million for such services.

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

11.    Commitments and Contingencies

Commitments and Contingencies

a. Legal Matters
Stockholder Complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., filed June 10, 2016. These cases arise from the same alleged facts and circumstances, and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and filings with the U.S. Securities and Exchange Commission (the "SEC") beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). An order of voluntary dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018. On March 31, 2019, the court granted the Company's motion to dismiss, without prejudice, and left plaintiffs with the ability to file an amended complaint within thirty (30) days. Counsel for the Company has consented to an extension of time for plaintiffs to file the proposed amended complaint for an additional thirty (30) days. On May 30, 2019, plaintiffs filed an amended complaint alleging many of the same allegations that were set forth in the previously filed complaints, and the Company has filed a motion to dismiss.

A third purported class action case was filed in the United States District Court for the District of New Jersey; namely, Odeh v. Immunomedics, Inc., et al., filed December 27, 2018. The complaint in this action alleges that the Company failed to disclose the results of observations made by the FDA during an inspection of the Company’s manufacturing facility in Morris Plains, New Jersey in August 2018. The complaint alleges that Immunomedics misled investors by failing to disclose the Form 483 inspection report issued by the FDA which set forth the observations of the FDA inspector during the inspection. Such observations purportedly included, inter alia, manipulated bioburden samples, misrepresentation of an integrity test procedure in the batch record, and backdating of batch records. The complaint further alleges that the Company’s failure to disclose the Form 483 resulted in an artificially inflated price for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Exchange Act.

On February 8, 2019, a purported class action case was filed in the United States District Court for the District of New Jersey; namely, Choi v. Immunomedics, Inc., et al. The complaint asserts violations of the federal securities laws based on claims that the Company violated the federal securities laws by making alleged misstatements in various press releases and securities filings from February 8, 2018 to November 7, 2018 and by failing to disclose the substance of its interactions with the FDA in connection with the Company's submission of its BLA for sacituzumab govitecan.

Motions for the appointment of a lead plaintiff and lead counsel and to consolidate the Odeh and Choi complaints have been filed.

On April 8, 2019, a putative stockholder of the Company filed a derivative action purportedly on behalf of the Company and against the Company’s board of directors and certain Company current and former officers, in the Superior Court of New Jersey, Law Division (Morris County); namely, Crow v. Aghazadeh, et al. The Crow complaint alleges that the individual defendants breached their fiduciary duties and committed other violations of law based on the same core allegations in the Odeh and Choi actions. The Crow complaint was served on the Company and other defendants on July 18, 2019.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. (Del. Ch.) (the “venBio Action”), alleging that Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed Licensing Transaction with Seattle Genetics. venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the licensing transaction with Seattle Genetics. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. Goldenberg, Ms. Sullivan and Mr. Brian A. Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio the Company and Greenhill entered into the Greenhill Term Sheet. On February 9, 2018, the Court of Chancery approved the Settlement, and entered an order and partial judgment releasing all claims that were asserted by venBio against the Individual Defendants and Greenhill in the venBio Action and awarding venBio fees and expenses. On May 24, 2018 the remaining parties to the venBio Action participated in a mediation of the claims against Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh (the "Remaining Defendants"). The mediation was unsuccessful. The Remaining Defendants filed submitted motions to dismiss the claims against them in the venBio Action. On March 18, 2019, venBio amended its complaint, adding further allegations. The Remaining Defendants filed a motion to dismiss the claims against them on May 1, 2019. The Court of Chancery has scheduled oral arguments for the motion to dismiss on November 13, 2019.

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

Liberty also contends that the Company’s insurance claim is not covered by Liberty’s 2015-16 insurance policy and should be covered by another company’s policy in a later policy period. The Company, Starr, and Berkley take the position that the policies treat the venBio Action as a related claim to the Fergus v. Immunomedics class action stockholder federal securities case, which was filed in 2016. Because of the similar allegation in the venBio Action and Fergus, the policies deem the venBio Action claim to be made at the same time as Fergus and covered by the 2015-16 policies.

Starr is presently advancing the costs to defend the remaining claims in the venBio Action, i.e., those against the Company as Nominal Defendant and individual defendants Aryeh, Cox, Forrester, and Oliver.  However, all Insurers have reserved their rights to contest coverage for any potential settlement of those claims.

Breach of Contract:

On November 16, 2018, Kapil Dhingra filed a complaint against Immunomedics, Inc., in the Superior Court of New Jersey, Law Division, Morris County, alleging breach of contract and breach of the implied covenant of good faith and fair dealing. In the complaint, Dhingra alleges that Immunomedics breached agreements with Dhingra entered into in 2012 and 2013 that purportedly give him the right to purchase 50,000 shares of Common Stock of Immunomedics for a strike price stated in the agreements. On January 11, 2019, Immunomedics filed a motion for summary judgment and to stay discovery while the motion for summary judgment was pending. On February 5, 2019, Dhingra filed an opposition brief and an amended complaint adding as a plaintiff Kapital Consulting, LLC (together with Dhingra, "Plaintiffs"), and Plaintiffs filed a partial cross-motion for summary judgment. On April 4, 2019, the Court denied all motions without prejudice pending the completion of discovery. Immunomedics continues to dispute the allegations and will seek expedited disposition following discovery.

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

d. Michael Pehl Separation

On March 13, 2019, the Company entered into a separation agreement (the “Separation Agreement”) with Michael Pehl, the Company’s former Chief Executive Officer, President and member of the Company’s Board. Mr. Pehl resigned as Chief Executive Officer, President and member of the Company’s Board effective February 23, 2019. Pursuant to the Separation Agreement, Mr. Pehl will receive cash payments of approximately $1.0 million over an eighteen-month period. During the six months ended June 30, 2019, the Company paid approximately $0.1 million to Mr. Pehl, and $0.9 million was accrued for as of June 30, 2019. Mr. Pehl also released the Company from any and all claims with respect to all matters arising out of or related to Mr. Pehl’s employment by the Company and his resignation.

e. Leases

Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses, and offices. Our finance leases primarily represent computer equipment and are not significant. Total operating lease expense was $352,000 for the three months ended June 30, 2019, and $705,000 for the six months ended June 30, 2019. For the three and six months ended June 30, 2019, cash payments against operating lease liabilities totaled $327,000 and $654,000, respectively. The discount rate used to determine the net present value of the leases at inception was 11.0%. This is the incremental borrowing rate that represents the rate of interest that the Company would expect to pay to borrow an amount equal to the lease payments under similar terms. Our leases both share a remaining lease term of 12.3 years, some of which may include options to extend the leases further. The Company considers these options in determining the lease term used to establish the right-of-use assets and lease liabilities.

Supplemental Unaudited Condensed Consolidated Balance Sheet information related to leases was as follows (in thousands):

Operating leases:	June 30, 2019
Operating lease right-of-use assets	$8,239

Current portion of lease liabilities	$271
Non-current portion of lease liabilities	$10,138
Total operating lease liabilities	$10,409

Weighted average remaining lease term (years)	12.3
Weighted average discount rate	11.0%

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Non-cash lease expense	$130
Change in operating lease liabilities	$79

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Year 1	$1,405
Year 2	1,453
Year 3	1,499
Year 4	1,523
Year 5	1,552
Thereafter	12,117
Total lease payments	19,549
Less imputed interest	(9,140)
Total	$10,409

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. This Quarterly Report on Form 10-Q, in addition to historical information, may contain forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. Such statements, including statements regarding expectations for the outcome of our planned resubmission of our Biologics License Application ("BLA") for sacituzumab govitecan for the treatment of patients with metastatic triple-negative breast cancer ("mTNBC") who have received at least two prior therapies for metastatic disease, and expectations for the related resubmission, the United States Food and Drug Administration ("FDA") re-inspection of the Company’s manufacturing facility where we manufacture the monoclonal antibody for further manufacture into our antibody-drug-conjugate candidate sacituzumab govitecan, potential approval and commercial launch of sacituzumab govitecan for that indication and the Company’s development of sacituzumab govitecan for additional indications, clinical trials (including the funding therefor, anticipated patient enrollment, trial outcomes, timing or associated costs), regulatory applications and related timelines, including the filing and approval timelines for BLAs, BLA resubmissions, and BLA supplements, out-licensing arrangements, forecasts of future operating results, potential collaborations, capital raising activities, and the timing for bringing any product candidate to market, involve significant risks and uncertainties and actual results could differ materially from those expressed or implied herein. Factors that could cause such differences include, but are not limited to, the Company’s reliance on third-party relationships and outsourcing arrangements (for example, in connection with manufacturing, logistics and distribution, and sales and marketing) over which it may not always have full control, including the failure of third parties on which the Company is dependent to meet the Company’s business and operational needs for investigational or commercial products and to comply with the Company’s agreements or laws and regulations that impact the Company’s business; the Company’s ability to meet pre-or post-approval compliance obligations; the imposition of significant post-approval regulatory requirements on our product candidates, including a requirement for a post-approval confirmatory clinical study, or the failure to maintain or obtain full regulatory approval for the Company’s product candidates, if received, due to a failure to satisfy post-approval regulatory requirements, such as the submission of sufficient data from a confirmatory clinical study; the uncertainties inherent in research and development; safety and efficacy concerns related to the Company’s products and product candidates; uncertainties in the rate and degree of market acceptance of products and product candidates, if approved; the inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of the Company’s product candidates, if approved; inaccuracies in the Company’s estimates of the size of the potential markets for the Company’s product candidates or limitations by regulators on the proposed treatment population for the Company’s products and product candidates; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of the Company’s products and product candidates; the Company’s dependence on business collaborations or availability of required financing from capital markets, or other sources on acceptable terms, if at all, in order to further develop our products and finance our operations; new product development (including clinical trials outcome and regulatory requirements/actions); the risk that we or any of our collaborators may be unable to secure regulatory approval of and market our drug candidates; risks associated with litigation to which the Company is or may become a party, including the cost and potential reputational damage resulting from such litigation; loss of key personnel; competitive risks to marketed products; and the Company’s ability to repay its outstanding indebtedness, if and when required, as well as the risks discussed in the Company’s filings with the SEC. The Company is not under any obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. Refer to Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for more information.

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

Overview

Immunomedics, Inc., a Delaware corporation, together with its subsidiaries (collectively "we," "our," "us," "Immunomedics," or the "Company"), is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with chemotherapeutics, cytokines or toxins.

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

Our portfolio of investigational products includes antibody-drug conjugates ("ADCs") that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually associated with conventional administration of these chemotherapeutic agents. Our lead ADC product candidate is sacituzumab govitecan (“IMMU-132”). It has received Breakthrough Therapy Designation from the FDA for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease.

Our corporate strategy is to commercialize sacituzumab govitecan on our own in the United States for the benefit of patients with mTNBC and the creation of value for our stockholders. On May 21, 2018, we submitted a BLA to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. On February 4, 2019, we received a written communication from the FDA enclosing the Establishment Inspection Report (“EIR”) from the chemistry, manufacturing and controls ("CMC") BLA pre-approval inspection conducted by the FDA at the Company’s Morris Plains, New Jersey antibody manufacturing facility for our ADC product candidate sacituzumab govitecan, which took place from August 6, 2018 through August 14, 2018.  The FDA also notified us that the FDA will be conducting a re-inspection of our Morris Plains, New Jersey antibody manufacturing facility as part of the BLA resubmission process. We are finalizing its plans with respect to the matters raised in the CRL received from FDA on January 17, 2019 and the EIR. We met with the FDA on May 2, 2019 to review the FDA's findings and discussed our BLA resubmission.

On March 29, 2019, the Company entered into a sales agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") to issue and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $150,000,000, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company's sole discretion, under which Cowen will act as the Company’s agent and/or principal. The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. During the three and six months ended June 30, 2019, the Company sold 370,920 shares of common stock with net proceeds of $5.8 million at a weighted average price of $15.95 (excluding commissions) under the ATM Agreement.

On April 5, 2019, we entered into a promotion agreement (the “Promotion Agreement”) with Janssen Biotech Inc., ("Janssen") pursuant to which we will provide non-exclusive product detailing services to Janssen for erdafitinib (the “Product”). Pursuant to the Promotion Agreement, we will provide a dedicated sales team to market the Product, upon approval by the FDA, to oncologists and other targeted health care providers in the United States. Under the terms of the Promotion Agreement, Janssen maintains ownership of the New Drug Application for the Product as well as legal, regulatory, distribution, commercialization and manufacturing responsibilities for the Product, while we will provide product detailing services to Janssen.  Following the achievement of certain sales targets in 2019 and 2020, Janssen will pay us (a) a service fee equal to a percentage in the low double digits of the portion of Cumulative Net Sales (as defined in the Promotion Agreement) in excess of a baseline amount during each of 2019 and 2020, and (b) potential milestone payments of up to $15 million when Cumulative Net Sales exceed certain thresholds during each of 2019 and 2020. On April 12, 2019, we were informed that the FDA granted accelerated approval to Janssen's Balversa (erdafitinib) for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma that has a type of susceptible genetic alteration known as FGFR3 or FGFR2, and that has progressed during or following prior platinum-containing chemotherapy. Refer to "Note 2 - Revenue Recognition" for additional information.

On April 29, 2019, we entered into a license agreement (the “License Agreement”) with Everest Medicines II Limited, a China limited company (“Everest”). Pursuant to the License Agreement, we granted Everest an exclusive license to develop and commercialize sacituzumab govitecan in the People’s Republic of China, Taiwan, Hong Kong, Macao, Indonesia, Philippines, Vietnam, Thailand, South Korea, Malaysia, Singapore and Mongolia (the "Territory"). In consideration for entering into the License Agreement, Everest made a one-time, non-refundable upfront payment to us in the aggregate amount of $65.0 million which is recorded as deferred revenue. The License Agreement contains a development milestone payment of $60.0 million based upon our achievement of FDA approval for sacituzumab govitecan. The License Agreement also contains additional development milestone payments in a total amount of up to $180.0 million based upon the achievement of certain other development milestones. In addition, the License Agreement contains sales milestone payments in a total amount of up to $530.0 million based upon the achievement of certain sales milestones. Everest will make royalty payments to us based upon percentages of net sales of sacituzumab govitecan, ranging from 14% to 20%. Refer to "Note 2 - Revenue Recognition" for additional information.

As of June 30, 2019, we had $432.7 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC"), (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing including the use of our ATM Agreement. Refer to "Note 7 - Stockholders' Equity" for additional information.

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

We also have a number of other product candidates that target solid tumors and hematologic malignancies in various stages of clinical and preclinical development. They include other ADCs such as labetuzumab govitecan, which binds the CEACAM5 antigen expressed on CRC and other solid cancers, and IMMU-140 which targets HLA-DR for the potential treatment of hematologic malignancies. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.

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

For a description of our significant accounting policies, refer to "Part II, Item 8. Financial Statements and Supplementary Data, Note 2 - Summary of Significant Accounting Policies" in our 2018 Transition Report on Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and interest expense on liability related to sale of future royalties.

Our critical accounting estimates and assumptions impacting the unaudited condensed consolidated financial statements relate to stock-based compensation expense, and interest expense on liability related to sale of future royalties. Refer to "Note 4 - Debt" and "Note 5 - Stock-based Compensation", respectively, for more information.

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
Three-Month Period Ended June 30, 2019 Compared to Three-Month Period Ended June 30, 2018

Revenues

			($ in thousands)
			(Decrease)
Three Months Ended June 30,	2019	2018	2019 vs 2018
Product sales	$—	$—	$—	nm
License fee and other revenues	—	250	(250)	nm
Research and development	—	136	(136)	nm
Total revenues	$—	$386	$(386)	nm
nm - not meaningful
Total revenue for the three months ended June 30, 2019 decreased compared to the three months ended June 30, 2018, primarily due to the discontinued sale of LeukoScan® during February 2018 to focus on our ADC business.
Costs and Expenses

			($ in thousands)
			Increase/(Decrease)
Three Months Ended June 30,	2019	2018	2019 vs 2018
Research and development	$52,923	$27,603	$25,320	91.7%
Sales and marketing	6,346	3,039	3,307	nm
General and administrative	7,899	22,139	(14,240)	(64.3)%
Total costs and expenses	$67,168	$52,781	$14,387	27.3%
nm - not meaningful

Total costs and expenses for the three months ended June 30, 2019 increased $14.4 million compared to the three months ended June 30, 2018, primarily due to an increase in research and development expenses of $25.3 million, and an increase in sales and marketing expenses of $3.3 million, partially offset by a decrease in general and administrative expenses of $14.2 million. The overall increase is attributed primarily to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, and to expand clinical development of sacituzumab govitecan into earlier lines of therapy and other indications.

Research and Development

We do not track expenses on the basis of each individual compound under investigation. We evaluate projects under development from an operational perspective, including such factors as results of individual compounds from laboratory/animal testing, patient results and enrollment statistics in clinical trials. It is important to note that multiple product candidates are often tested simultaneously. It is not possible to calculate each antibody’s supply costs. There are many different development processes and test methods that examine multiple product candidates at the same time. We track our costs in the categories discussed below, specifically “research costs” and “product development costs” and by the types of costs outlined below.

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

The following table summarizes our research and development costs for the three months ended June 30, 2019, compared to the three months ended June 30, 2018:

			($ in thousands)
			Increase
Three Months Ended June 30,	2019	2018	2019 vs 2018
Labor	$12,317	$6,250	$6,067	97.1%
Manufacturing and quality costs	27,136	15,517	11,619	74.9%
Clinical development and operations	11,294	3,867	7,427	nm
Other	2,176	1,969	207	10.5%
Total research and development costs	$52,923	$27,603	$25,320	91.7%
nm - not meaningful

Research and development costs increased for the three months ended June 30, 2019 by approximately $25.3 million to $52.9 million compared to the three months ended June 30, 2018. The increase in research and development costs for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, relate primarily to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC, including outside manufacturers' organizations services costs and outside consulting services to improve our manufacturing and regulatory functions.

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

Sales and Marketing

Sales and marketing expenses increased $3.3 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to increased headcount and labor expenses related to our sales force.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2019, compared to the three months ended June 30, 2018:

			($ in thousands)
			(Decrease)
Three Months Ended June 30,	2019	2018	2019 vs 2018
Labor costs	$2,393	$8,036	$(5,643)	(70.2)%
Legal and advisory fees	2,856	5,287	(2,431)	(46.0)%
Consulting services	1,066	1,355	(289)	(21.3)%
Other	1,584	7,461	(5,877)	(78.8)%
Total general and administrative	$7,899	$22,139	$(14,240)	(64.3)%
nm- not meaningful

General and administrative expenses for the three months ended June 30, 2019 decreased compared to the three months ended June 30, 2018, primarily due to decreased labor costs and legal and advisory fees.

Changes in fair market value of warrant liabilities

We had no non-cash income or expense for the three months ending June 30, 2019, compared to a $58.9 million of non-cash expense for the three months ended June 30, 2018, due to an increase in the fair value of outstanding warrants. There were no outstanding warrants as of June 30, 2019.

Interest expense
Interest expense for the three months ended June 30, 2019 was $10.6 million, compared to $9.4 million for the three months ended June 30, 2018. The $1.2 million increase was due primarily to changes in the fair value of our debt balances as a result of the RPI agreement. Refer to "Note 4 - Debt" for more information.

Income tax expense

There was no income tax expense for the three months ended June 30, 2019 and $0.2 million of income tax expense for the three months ended June 30, 2018.

Six-Month Period Ended June 30, 2019 Compared to Six-Month Period Ended June 30, 2018

Revenues

			($ in thousands)
			(Decrease)
Six Months Ended June 30,	2019	2018	2019 vs 2018
Product sales	$—	$450	$(450)	nm
License fee and other revenues	—	265	(265)	nm
Research and development	—	153	(153)	nm
Total revenues	$—	$868	$(868)	nm
nm - not meaningful
Total revenue for the six months ended June 30, 2019 decreased compared to the six months ended June 30, 2018, primarily due to the discontinued sale of LeukoScan® during February 2018 to focus on our ADC business.
Costs and Expenses

			($ in thousands)
			(Decrease)/Increase
Six Months Ended June 30,	2019	2018	2019 vs 2018
Costs of goods sold	$—	$47	$(47)	nm
Research and development	111,095	56,446	54,649	96.8%
Sales and marketing	14,227	5,405	8,822	nm
General and administrative	21,494	28,993	(7,499)	(25.9)%
Total costs and expenses	$146,816	$90,891	$55,925	61.5%
nm - not meaningful
Total costs and expenses for the six months ended June 30, 2019 increased $55.9 million compared to the six months ended June 30, 2018, primarily due to an increase in research and development expenses of $54.6 million, and an increase in sales and marketing expenses of $8.8 million, partially offset by a decrease in general and administrative expenses of $7.5 million. The overall increase is attributed primarily to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, and to expand clinical development of sacituzumab govitecan into earlier lines of therapy and other indications.

Research and Development

We do not track expenses on the basis of each individual compound under investigation. We evaluate projects under development from an operational perspective, including such factors as results of individual compounds from laboratory/animal testing, patient results and enrollment statistics in clinical trials. It is important to note that multiple product candidates are often tested simultaneously. It is not possible to calculate each antibody’s supply costs. There are many different development processes and test methods that examine multiple product candidates at the same time. We track our costs in the categories discussed below, specifically “research costs” and “product development costs” and by the types of costs outlined below.

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

The following table summarizes our research and development costs for the six months ended June 30, 2019, compared to the six months ended June 30, 2018:

			($ in thousands)
			Increase/(Decrease)
Six Months Ended June 30,	2019	2018	2019 vs 2018
Labor	$23,871	$11,036	$12,835	nm
Manufacturing and quality costs	66,794	30,976	35,818	nm
Clinical development and operations	15,949	7,194	8,755	nm
Other	4,481	7,240	(2,759)	(38.1)%
Total research and development costs	$111,095	$56,446	$54,649	96.8%
nm - not meaningful

Research and development costs increased for the six months ended June 30, 2019 by approximately $54.6 million to $111.1 million compared to the six months ended June 30, 2018. The increase in research and development costs for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, relate primarily to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC, including outside manufacturers' organizations services and outside consulting services to improve our manufacturing and regulatory functions.

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

Sales and Marketing

Sales and marketing expenses increased $8.8 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to increased headcount and labor expenses related to our sales force.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2019, compared to the six months ended June 30, 2018:

			($ in thousands)
			(Decrease)/Increase
Six Months Ended June 30,	2019	2018	2019 vs 2018
Labor costs	$9,206	$10,651	$(1,445)	(13.6)%
Legal and advisory fees	3,910	8,414	(4,504)	(53.5)%
Consulting services	3,212	2,189	1,023	46.7%
Other	5,166	7,739	(2,573)	(33.2)%
Total general and administrative	$21,494	$28,993	$(7,499)	(25.9)%
nm- not meaningful

General and administrative expenses for the six months ended June 30, 2019 decreased compared to the six months ended June 30, 2018, primarily due to decreased labor costs and legal and advisory fees.

Changes in fair market value of warrant liabilities

We had no non-cash income or expense for the six months ending June 30, 2019, compared to a $49.0 million non-cash expense for the six months ended June 30, 2018, due to an increase in the fair value of then outstanding warrants. There were no outstanding warrants as of June 30, 2019.

Interest expense
Interest expense for the six months ended June 30, 2019 was $20.6 million, compared to $20.3 million for the six months ended June 30, 2018. The $0.3 million increase was due primarily to changes in the fair value of our debt balances as a result of the RPI agreement. Refer to "Note 4 - Debt" for more information.

Income tax expense

There was no income tax expense for the six months ended June 30, 2019, and $0.2 million of income tax expense for the six months ended June 30, 2018.

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations.

As of June 30, 2019, we had $432.7 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC"), (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing including the use of our ATM Agreement. Refer to "Note 7 - Stockholders' Equity" for additional information.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these factors are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

Discussion of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	($ in thousands)
	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(67,173)	$(69,647)
Net cash (used in) provided by investing activities	(5,699)	44,030
Net cash provided by financing activities	7,935	577,338
Net cash used in operating activities. Net cash used in operating activities during the six months ended June 30, 2019 was approximately $67.2 million, compared to $69.6 million during the six months ended June 30, 2018, a decrease in cash used in operating activities of $2.5 million. The decrease in cash used in operating activities for the period was primarily due to an increase in the net loss partially offset by an increase of $65.0 million of deferred revenue related to the Everest Agreement, as well as changes in the fair value of warrant liabilities.

Net cash (used in) provided by investing activities. Net cash used in investing activities during the six months ended June 30, 2019 was $5.7 million, compared to cash provided by investing activities of $44.0 million during the six months ended June 30, 2018, an increase of approximately $49.7 million, due primarily to a decrease of $52.2 million in proceeds from sales or maturities of marketable securities.

Net cash provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2019 was $7.9 million, compared to $577.3 million of cash provided by financing activities during the six months ended June 30, 2018. The decrease of $569.4 million was due primarily to cash proceeds received from our agreement with RPI in January 2018, as well as the sale of common stock and warrants, net of related expenses in the prior year.

Working Capital and Cash Requirements

Working capital was $397.7 million as of June 30, 2019, compared to $472.8 million as of December 31, 2018. The $75.1 million decrease in working capital was primarily due to increased research and development expenses in clinical trial costs as well as increases in labor related costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC.

We expect to continue to fund our operations with our current financial resources. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding include (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing our full pipeline for mTNBC and beyond, (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), and (iii) potential equity and debt financing transactions including the use of our ATM Agreement. Refer to "Note 7 - Stockholders' Equity" for additional information.

Until we can generate significant cash through (i) the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. In the future, if we cannot obtain sufficient funding through the above methods, we could be required to finance future cash needs through the sale of additional equity and/or issuance of debt. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Factors That May Affect Our Business and Results of Operations,” and elsewhere in our Quarterly Report on Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these factors are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

Off-Balance Sheet Arrangements

We did not have during the periods presented in this quarterly report on Form 10-Q, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Transition Report on Form 10-K for the Transition Period ended December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and report this information within the time periods specified in the rules and forms promulgated by the SEC. Our Chief Financial Officer, who serves as our principal executive officer and principal financial officer, and Principal Accounting Officer are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Financial Officer and Principal Accounting Officer believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b)Changes in Internal Controls over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

The information called for by this item is incorporated by reference to "Note 11 - Commitments and Contingencies" of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.    RISK FACTORS

Factors That May Affect Our Business and Results of Operations

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this quarterly report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations

Risks Relating to Our Business, Operations and Product Development

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

We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC"), (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding.

We may require additional funding in the future to complete our clinical trials currently planned or underway, continue research and new development programs, and continue operations. Potential sources of funding include (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing our full pipeline for mTNBC and beyond, (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), and (iii) potential equity and debt financing transactions including the use of our ATM Agreement. Refer to "Note 7 - Stockholders' Equity" for additional information.

Until we can generate significant cash through (i) the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. In the future, if we cannot obtain sufficient funding through the above methods, we could be required to finance future cash needs through the sale of additional equity and/or issuance of debt. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected.

Other than our pending BLA resubmission for sacituzumab govitecan for patients with metastatic triple-negative breast cancer, our other most advanced therapeutic product candidates are still only in the clinical development stage, and may require us to raise capital in the future in order to fund further expensive and time-consuming studies before they can even be submitted for final regulatory approval. A failure of a clinical trial could severely harm our business and results of operations.

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

Until we can generate significant cash through either (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or (ii) the sales and marketing of sacituzumab govitecan as a third-line therapy for mTNBC in the United States (pending FDA approval), we expect to continue to fund our operations with our current financial resources. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC"), (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. If, however, we cannot obtain sufficient funding through the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, we could be required to finance future cash needs through the sale of additional equity and/ or issuance of debt. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

Our ability to conduct our preclinical and clinical research and development programs depends, in large part, upon our ability to manufacture our proprietary compounds in accordance with the FDA and other regulatory requirements. We have limited historical experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities required to commercialize these products. Any interruption in manufacturing across the supply chain, whether by natural acts or otherwise, could significantly and adversely affect our operations, and delay our research and development programs.

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

The biotechnology industry is highly competitive, particularly in the area of therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Amgen, AstraZeneca, Bayer Healthcare Pharmaceuticals, Bristol-Myers Squibb, Celgene, Daiichi Sankyo, Eli Lilly, Genmab, GlaxoSmithKline, Immunogen, Johnson & Johnson, Merck, Merck Serono, Novartis, Pfizer, Roche, and Seattle Genetics, are engaged in the development of therapeutic oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies. Further, even if we are able to successfully develop and commercialize products, other manufacturers operating in emerging markets may also have a competitive advantage over us with respect to competing products due to their ability to manufacture with a lower cost base.

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

Certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, and Ms. Cynthia L. Sullivan, a former Director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg). Dr. Goldenberg is also a minority stockholder of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past fifteen years. As of June 30, 2019, IBC has a liability to Immunomedics Inc. which is eliminated in consolidation.

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

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. As of June 30, 2019 we had 191,972,321 shares of common stock issued, plus (1) outstanding options to purchase 4,342,844 shares of common stock with a weighted-average exercise price of $17.44 per share, (2) 58,002 outstanding restricted stock units held by certain executive officers of the Company, (3) 746,248 outstanding performance stock options held by certain executive officers and employees of the Company, (4) 6,303,344 shares of common stock reserved for potential future grant under the Plan, and (5) $7.1 million of principal amount of Convertible Senior Notes convertible into approximately 1,393,160 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 45,184,081 shares of common stock that remain available for future issuance.

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

As of July 1, 2019, Avoro Capital Advisors LLC (“Avoro”) is the beneficial owner of approximately 11.0% of our outstanding common stock. Avoro is our largest stockholder, and Dr. Behzad Aghazadeh, the portfolio manager and controlling person of Avoro, serves as Chairman of our Board of Directors.

As a result of this voting power, Avoro has the ability to significantly influence the outcome of substantially all matters that may be put to a vote of our stockholders, including the election of our directors.

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

IMMUNOMEDICS, INC.

August 7, 2019	/s/ Usama Malik
Usama Malik
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1
By-Laws of Immunomedics, Inc., as amended and restated on April 15, 2019, incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the SEC on April 17, 2019.

10.1+*	Promotion Agreement, dated as of April 5, 2019, by and between Immunomedics, Inc. and Janssen Biotech, Inc.

10.2+*	License Agreement, dated as of April 29, 2019, by and between Immunomedics, Inc. and Everest Medicines II Limited.

10.3*	Consulting Agreement, dated as of May 28, 2019, by and between Immunomedics, Inc. and Dr. Robert Iannone.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018; (ii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the three and six months ended June 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018; and, (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

+
Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

*    Filed herewith.

**    In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.