Form 10-Q
period 2019-09-30
IMMUNOMEDICS INC
filed 2019-10-30
CIK 722830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding as of October 25, 2019 was 193,354,047.

IMMUNOMEDICS, INC.

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$364,654	$492,860
Marketable securities	4,550	4,941
Prepaid expenses	7,560	5,354
Other current assets	1,313	1,348
Total current assets	378,077	504,503
Property and equipment, net of accumulated depreciation and amortization of $6,866 and $4,316 at September 30, 2019 and December 31, 2018, respectively	33,386	23,469
Other long-term assets	267	68
Total Assets	$411,730	$528,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$54,596	$31,722
Liability related to sale of future royalties - current	3,141	—
Lease liability - current	316	—
Total current liabilities	58,053	31,722
Convertible senior notes, net	7,093	7,055
Liability related to sale of future royalties - non-current	248,176	221,295
Deferred revenues	65,000	—
Other long-term liabilities	10,052	2,119
Total Liabilities	388,374	262,191
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Convertible preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; issued 191,995,708 shares and outstanding 191,876,087 shares at September 30, 2019; issued 190,445,795 shares and outstanding 190,411,070 shares at December 31, 2018	1,920	1,905
Capital contributed in excess of par	1,235,930	1,219,237
Treasury stock, at cost: 119,621 shares at September 30, 2019 and 34,725 shares at December 31, 2018	(2,095)	(824)
Accumulated deficit	(1,210,798)	(953,216)
Accumulated other comprehensive loss	(601)	(351)
Total Immunomedics, Inc. stockholders' equity	24,356	266,751
Noncontrolling interest in subsidiary	(1,000)	(902)
Total Stockholders' Equity	23,356	265,849
Total Liabilities and Stockholders' Equity	$411,730	$528,040

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$—	$—	$—	$450
License fee and other revenues	—	—	—	265
Research and development	—	—	—	153
Total revenues	—	—	—	868

Costs and Expenses:
Costs of goods sold	—	—	—	47
Research and development	68,958	38,239	180,053	94,685
Sales and marketing	5,933	5,799	20,160	11,204
General and administrative	11,880	13,131	33,374	42,124
Total costs and expenses	86,771	57,169	233,587	148,060
Operating loss	(86,771)	(57,169)	(233,587)	(147,192)
Changes in fair market value of warrant liabilities	—	1,218	—	(47,808)
Interest expense	(9,747)	(10,142)	(30,331)	(30,476)
Interest and other income	2,195	1,694	6,238	6,389
Insurance reimbursement	—	190	—	2,462
Foreign currency transaction loss, net	—	—	—	(26)
Loss before income tax	(94,323)	(64,209)	(257,680)	(216,651)
Income tax expense	—	—	—	(156)
Net loss	$(94,323)	$(64,209)	$(257,680)	$(216,807)
Net loss attributable to noncontrolling interest	(31)	(40)	(98)	(63)
Net loss attributable to Immunomedics, Inc. stockholders	$(94,292)	$(64,169)	$(257,582)	$(216,744)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	(0.49)	(0.34)	(1.34)	(1.24)
Weighted average shares used to calculated loss per common share (basic and diluted):	191,981	186,937	191,596	174,752
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(45)	4	141	(12)
Unrealized (loss) gain on securities available for sale	(191)	15	(391)	79
Other comprehensive (loss) income, net of tax:	(236)	19	(250)	67
Comprehensive loss	(94,559)	(64,190)	(257,930)	(216,740)
Comprehensive loss attributable to noncontrolling interest	(31)	(40)	(98)	(63)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(94,528)	$(64,150)	$(257,832)	$(216,677)

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Immunomedics, Inc. Stockholders' Equity
	Convertible Preferred Stock				Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
			Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Three Months Ended September 30, 2019:
Balance at June 30, 2019	—	$—	191,972	$1,920	$1,232,575	$(2,095)	$(1,116,506)	$(365)	$(969)	$114,560
Exercise of stock options, net	—	—	24	—	175	—	—	—	—	175
Stock-based compensation	—	—	—	—	3,180	—	—	—	—	3,180
Other comprehensive loss	—	—	—	—	—	—	—	(236)	—	(236)
Net loss	—	—	—	—	—	—	(94,292)	—	(31)	(94,323)
Balance at September 30, 2019	—	$—	191,996	$1,920	$1,235,930	$(2,095)	$(1,210,798)	$(601)	$(1,000)	$23,356

Three Months Ended September 30, 2018:
Balance at June 30, 2018	—	$—	186,801	$1,868	$1,194,998	$(458)	$(795,548)	$(353)	$(821)	$399,686
Reclassification of warrant liability to equity, net	—	—	—	—	1,776	—	—	—	—	1,776
Adjustment of noncontrolling interest	—	—	—	—	3,577	—	—	—	(3,577)	—
Exercise of stock options, net	—	—	219	2	762	(634)	—	—	—	130
Exercise of common stock warrants	—	—	100	1	374	—	—	—	—	375
Conversion of RSU's for tax withholding payments	—	—	(7)	—	(196)	—	—	—	—	(196)
Stock-based compensation	—	—	30	—	1,734	—	—	—	—	1,734
Other comprehensive income	—	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	(64,169)	—	(40)	(64,209)
Balance at September 30, 2018	—	$—	187,143	$1,871	$1,203,025	$(1,092)	$(859,717)	$(334)	$(4,438)	$339,315

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Immunomedics, Inc. Stockholders' Equity
	Convertible Preferred Stock				Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
			Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Nine Months Ended September 30, 2019:
Balance at December 31, 2018	—	$—	190,446	$1,905	$1,219,237	$(824)	$(953,216)	$(351)	$(902)	$265,849
Exercise of stock options, net	—	—	1,164	11	3,541	(1,271)				2,281
Stock-based compensation	—	—	15	—	7,327	—	—	—	—	7,327
Issuance of common stock in at-the-market offering, net	—	—	371	4	5,825	—	—	—	—	5,829
Other comprehensive loss	—	—	—	—	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	—	—	(257,582)	—	(98)	(257,680)
Balance at September 30, 2019	—	$—	191,996	$1,920	$1,235,930	$(2,095)	$(1,210,798)	$(601)	$(1,000)	$23,356

Nine Months Ended September 30, 2018:
Balance at December 31, 2017	—	$—	161,303	$1,613	$659,467	$(458)	$(642,973)	$(401)	$(798)	$16,450
Reclassification of warrant liability to equity, net	—	—	—	—	139,752	—	—	—	—	139,752
Adjustment of noncontrolling interest	—	—	—	—	3,577	—	—	—	(3,577)	—
Exercise of stock options, net	—	—	622	6	2,354	(634)	—	—	—	1,726
Exercise of common stock warrants	—	—	7,500	75	28,050	—	—	—	—	28,125
Issuance of common stock to RPI Finance Trust	—	—	4,373	44	67,740	—	—	—	—	67,784
Issuance of common stock in public offering, net	—	—	13,225	132	299,335	—	—	—	—	299,467
Stock-based compensation	—	—	314	3	4,416	—	—	—	—	4,419
Conversion of RSU's for tax withholding payments	—	—	(194)	(2)	(1,666)	—	—	—	—	(1,668)
Other comprehensive income	—	—	—	—	—	—	—	67	—	67
Net loss	—	—	—	—	—	—	(216,744)	—	(63)	(216,807)
Balance at September 30, 2018	—	$—	187,143	$1,871	$1,203,025	$(1,092)	$(859,717)	$(334)	$(4,438)	$339,315

See accompanying notes to unaudited condensed consolidated financial statements

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(257,680)	$(216,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	—	47,808
Depreciation and amortization	2,831	1,261
Loss on disposal of property and equipment	1,003	—
Interest on non-recourse debt	30,022	29,545
Amortization of deferred revenue	—	(81)
Amortization of bond premiums	—	39
Amortization of debt issuance costs	38	109
Amortization of deferred rent	—	327
Right-of-use asset amortization	196	—
Decrease in allowance for doubtful accounts	—	(13)
Non-cash expense related to stock-based compensation	7,327	4,416
Changes in deferred revenue	65,000	—
Changes in other operating assets and liabilities	21,485	14,097
Net cash used in operating activities	(129,778)	(119,299)
Cash flows from investing activities
Purchases of marketable securities	—	(135)
Proceeds from sales/maturities of marketable securities	—	73,968
Purchases of property and equipment	(6,514)	(11,169)
Net cash (used in) provided by investing activities	(6,514)	62,664
Cash flows from financing activities:
Exercise of stock options, net	2,281	1,726
Exercise of warrants	—	28,125
Proceeds from private offering of common stock	—	67,784
Proceeds from the issuance of common stock in at-the-market offering	5,829	—
Proceeds of public offering of common stock, net	—	299,467
Proceeds from the issuance of non-recourse debt	—	182,216
Debt conversion fees	—	(3)
Tax withholding payments for stock-based compensation	—	(1,668)
Net cash provided by financing activities	8,110	577,647
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(24)	(65)
Net (decrease) increase in cash, cash equivalents and restricted cash	(128,206)	520,947
Cash, cash equivalents and restricted cash beginning of period	494,173	60,960
Cash, cash equivalents and restricted cash end of period	$365,967	$581,907
Supplemental disclosure of cash flow information:
Interest paid	$338	$950
Schedule for non-cash investing and financing activities:
Non-cash component of warrant exercise	$—	$139,755
Accrued capital expenditures	$—	$2,449
Shares received in cashless exercise	$1,271	$634
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (dollars in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$364,654	$580,594
Restricted cash in other current assets	1,313	1,313
Total cash, cash equivalents and restricted cash	$365,967	$581,907
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
1.    Business Overview, Basis of Presentation and Recent Accounting Pronouncements

Business Overview
Immunomedics, Inc., a Delaware corporation, together with its subsidiaries (collectively "we," "our," "us," "Immunomedics", or the "Company"), is a clinical-stage biopharmaceutical company that develops monoclonal antibody-based products for the targeted treatment of cancer. Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for patients with difficult to treat solid tumor and blood cancers. The Company currently reports as a single industry segment with substantially all business conducted in the United States. Immunomedics conducts its research activities in the United States and runs its development studies in the United States and selected European countries. Our corporate objective is to become a fully-integrated biopharmaceutical company and a leader in the field of antibody-drug conjugates (“ADCs”). To that end, our immediate priority is to commercialize our most advanced ADC product candidate, sacituzumab govitecan ("IMMU-132"), beginning in the United States, with metastatic triple-negative breast cancer (“mTNBC”) as the first indication. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the United States Food and Drug Administration ("FDA") for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a Prescription Drug User Fee Act ("PDUFA") target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. We subsequently met with the FDA on May 2, 2019 to review the FDA’s findings and discussed our BLA resubmission. Since then, we have developed a detailed plan to address the chemistry, manufacturing, and control (“CMC”) matters raised in the CRL and in our pre-approval inspection. We held another meeting with the FDA on September 27, 2019 to update the FDA on our progress in addressing these matters and to receive feedback from the FDA on our approach. We have dedicated, and continue to commit, significant resources to address the CMC matters identified by the FDA, while, in parallel, preparing our manufacturing facility to be ready for re-inspection by the FDA for acknowledgment of receipt of the submission.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporates our foreign subsidiary, Immunomedics GmbH in Rödermark, Germany, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three and nine-month periods ended September 30, 2019, are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2019, or any other period. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

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

Janssen Biotech Inc.:

On April 5, 2019, the Company entered into a promotion agreement (the “Promotion Agreement”) with Janssen Biotech Inc., ("Janssen") pursuant to which the Company will provide non-exclusive product detailing services to Janssen for erdafitinib (the “Product”). Pursuant to the Promotion Agreement, the Company will provide a dedicated sales team to market the Product, upon approval by the FDA, to oncologists and other targeted health care providers in the United States. Under the terms of the Promotion Agreement, Janssen maintains ownership of the New Drug Application for the Product as well as legal, regulatory, distribution, commercialization and manufacturing responsibilities for the Product, while the Company will provide product detailing services to Janssen.  Following the achievement of certain sales targets in 2019 and 2020, Janssen will pay the Company (a) a service fee equal to a percentage in the low double digits of the portion of Cumulative Net Sales (as defined in the Promotion Agreement) in excess of a baseline amount during each of 2019 and 2020, and (b) potential milestone payments of up to $15.0 million when Cumulative Net Sales exceed certain thresholds during each of 2019 and 2020. On April 12, 2019, the Company was informed that the FDA granted accelerated approval to Janssen's Balversa (erdafitinib) for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma that has a type of susceptible genetic alteration known as FGFR3 or FGFR2, and that has progressed during or following prior platinum-containing chemotherapy. During the three and nine months ended September 30, 2019, no revenues were recorded relating to the Promotion Agreement.

3.          Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at September 30, 2019, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$(391)	$4,550

Maturities of debt securities classified as available-for-sale were as follows at September 30, 2019 (in thousands):

	Fair Value	Net Carrying Amount
Due after one year through five years	$4,550	$4,562

Marketable securities at December 31, 2018 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$—	$4,941

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2018 (in thousands):

	Fair Value	Net Carrying Amount
Due after one year through five years	$4,941	$4,954

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

The Company concluded that there were two units of accounting in the transaction: (1) the liability related to the sale of future royalties (the "Liability") and (2) the "Financing". We allocated the consideration of $250.0 million on a relative fair value basis to the Liability for $182.2 million and the common stock for $67.8 million. We continue to accrete the Liability related to the sale of future royalties using the effective interest method with an annual interest rate of approximately 16% over a period of 20 years. As of September 30, 2019 and December 31, 2018, we determined the fair value at $251.3 million and $221.3 million, respectively. During the three months ended September 30, 2019 and 2018, the Company recognized approximately $9.6 million and $9.8 million in interest expense, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized approximately $30.0 million and $29.6 million in interest expense, respectively.

The following table shows the activity within the liability related to sale of future royalties during the nine months ended September 30, 2019 (in thousands):

Carrying value of liability related to sale of future royalties at December 31, 2018	$221,295
Interest expense recognized	30,022
Carrying value of liability related to sale of future royalties at September 30, 2019	$251,317

Convertible Senior Notes:

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the "Convertible Senior Notes") (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The Convertible Senior Notes will mature on February 15, 2020, unless earlier purchased or converted. The debt issuance costs of approximately $3.7 million, primarily consisting of underwriting, legal and other professional fees, are amortized over the term of the Convertible Senior Notes. The Convertible Senior Notes are senior unsecured obligations of the Company. Interest at 4.75% is payable semiannually on February 15 and August 15 of each year. The effective interest rate on the Convertible Senior Notes was 5.48% for the period from the date of issuance through September 30, 2019. The balance of the outstanding Convertible Senior Notes was $7.1 million convertible into 1.4 million shares of common stock at September 30, 2019, and December 31, 2018.

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

Total interest expense for the Convertible Senior Notes for the three months ended September 30, 2019 and 2018 was $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, interest expense was $0.3 million and $0.7 million, respectively. Included in interest expense was an immaterial amount of amortization of debt issuance costs for the three and nine months ended September 30, 2019 and 2018.

5.     Stock-based Compensation

Stock Incentive Plan
The Company has a stock incentive plan, the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the “Plan”) that provides for the granting of stock options, restricted stock units (RSUs), performance stock options (PSOs), and other stock-based awards to eligible individuals on the terms and subject to the conditions set forth in the Plan. There were no significant modifications to the Plan during the nine months ended September 30, 2019 or 2018.
Stock-based compensation expense included in the condensed consolidated statements of comprehensive loss was $3.2 million, and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $7.3 million and $4.4 million for the nine months ended September 30, 2019 and 2018.

The following table summarizes the activity for stock options, RSUs and PSOs for the nine months ended September 30, 2019 (in thousands):

	Stock Options	RSUs	PSOs
Equity awards outstanding, beginning of year	4,757	15	538
Changes during the year:
Granted	3,305	58	650
Exercised	(1,164)	(15)	—
Expired or forfeited	(1,168)	—	(493)
Equity awards outstanding, end of period	5,730	58	695

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

As of September 30, 2019, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows ($ in thousands):

	Stock Options	RSUs	PSOs
Unrecognized compensation cost	$41,872	$512	$4,791
Expected weighted-average period in years of compensation cost to be recognized	3.2	0.7	1.0

6.    Estimated Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities as of:

	(in thousands)
September 30, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$276,226	$—	$—	$276,226
Marketable Securities:
U.S. Government Sponsored Agencies	4,550	—	—	4,550
Total	$280,776	$—	$—	$280,776

	(in thousands)
December 31, 2018	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$326,239	$—	$—	$326,239
Marketable Securities:
U.S. Government Sponsored Agencies	4,941	—	—	4,941
Total	$331,180	$—	$—	$331,180

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

(d) The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Convertible Senior Notes	$7,093	$18,900	$7,055	$20,100

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

7.          Stockholders’ Equity

Common Stock

On October 11, 2016, the Company completed an underwritten public offering of 10,000,000 shares of its common stock and accompanying warrants to purchase 10,000,000 shares of common stock at a purchase price of $3.00 per unit, comprising of one share of common stock and one warrant. The change in fair value of the warrant liabilities for the three and nine months ended September 30, 2018, resulted in a gain of $1.2 million and a loss of $47.8 million, respectively, which has been recognized in the accompanying condensed consolidated statements of comprehensive loss. During 2018, all of the warrants were exercised. As of September 30, 2019 and December 31, 2018, there were no warrants outstanding.

At-the-Market Offering

On March 29, 2019, the Company entered into a sales agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") to issue and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $150.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company's sole discretion, under which Cowen will act as the Company’s agent and/or principal. The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. During the nine months ended September 30, 2019, the Company sold 370,920 shares of common stock with net proceeds of $5.8 million at a weighted average price of $15.95 (excluding commissions) under the ATM Agreement.

Treasury Stock

During the nine months ended September 30, 2019, there were 84,896 shares received in connection with a non-cash equity transaction related to the Company's Plan.

8.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$(323)	$(78)	$(401)
Other comprehensive (loss) income before reclassifications	(12)	79	67
Net current-period other comprehensive (loss) income	(12)	79	67
Balance, September 30, 2018	$(335)	$1	$(334)
Balance, December 31, 2018	$(347)	$(4)	$(351)
Other comprehensive (loss) income before reclassifications	(54)	(391)	(445)
Reclassified gains from accumulated other comprehensive loss	195	—	195
Net current-period other comprehensive income (loss)	141	(391)	(250)
Balance, September 30, 2019	$(206)	$(395)	$(601)

There was $0.2 million reclassified from accumulated other comprehensive (loss) income during the nine months ended September 30, 2019. All components of accumulated other comprehensive loss are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.
9.        Related Party Transactions

On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee. Between May 5, 2017 and January 7, 2018, Mr. Rosenberg was engaged by the Company as an independent consultant pursuant to a consulting agreement between the Company and Mr. Rosenberg’s consulting company, M Rosenberg BioPharma Consulting LLC. The Company paid M Rosenberg BioPharma Consulting LLC $0.6 million during this time and Morris Rosenberg was also granted stock options to purchase 45,000 shares of the Company's common stock pursuant to the Immunomedics, Inc. 2014 Long-Term Incentive Plan. From January 8, 2018 through September 30, 2018, the Company paid M Rosenberg BioPharma $0.8 million for services agreed upon prior to Mr. Rosenberg becoming a full-time employee. As part of his employment contract, 50% of the 45,000 shares granted to Mr. Rosenberg as a consultant were forfeited, and the remaining 50% continue to vest. Mr. Rosenberg received 104,389 stock options and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC based on certain restrictions outlined in the contract. Additionally, during his employment period, except with the prior written consent of the Company's Board of Directors (the "Board"), Mr. Rosenberg is not permitted to enter into any contract, agreement or other transaction arrangement to provide goods and/or services to the Company through M Rosenberg BioPharma Consulting LLC.

The Company appointed Scott Canute, a member of the Company’s Board, as the Company’s Executive Director. Upon recommendation of the Compensation Committee, the Board approved that Mr. Canute will be paid $16,667 per month for his service as Executive Director and was granted a nonqualified stock option to purchase 79,818 shares of the Company’s common stock (the “Initial Canute Compensation”). The Compensation Committee determined that in order to reflect the scope of his role and the significant time that Mr. Canute will be devoting to his role as Executive Director, Mr. Canute’s cash compensation shall be increased to $21,372 per month, and Mr. Canute was granted an additional nonqualified stock option to purchase 22,854 shares of the Company’s common stock (the “Revised Canute Compensation”). The options have a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on each date of grant and will be subject to the terms of a nonqualified stock option agreement (the “Canute NQSO Agreement”). Such options will vest in full upon the Company’s receipt of approval from the FDA for the Company’s BLA resubmission for sacituzumab govitecan for the treatment of patients with TNBC who have received at least two prior therapies for metastatic disease under the PDUFA. The Company and Mr. Canute entered into a letter agreement (the “Canute Letter Agreement”) to memorialize his appointment as the Company’s Executive Director, and the Initial Canute Compensation. The Canute Letter Agreement may be terminated by either party at any time upon written notice to the other party. During the nine months ended September 30, 2019, the Company paid Mr. Canute $0.2 million for such services.

10.    Collaboration Agreements

AstraZeneca/MedImmune

In June 2018, the Company entered into a clinical collaboration with AstraZeneca PLC ("AstraZeneca") and its global biologics research and development arm, MedImmune, to evaluate in Phase 1/2 studies the safety and efficacy of combining AstraZeneca’s Imfinzi® (durvalumab), a human monoclonal antibody directed against programmed cell death ligand 1 ("PD-L1"), with sacituzumab govitecan as a treatment of patients with triple-negative breast cancer (“TNBC”) and urothelial cancer ("UC"), which was broadened in October 2018 to include second-line metastatic non-small cell lung cancer ("NSCLC").

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

GBG Forschungs GmbH

In September 2019, the Company entered into a clinical collaboration with GBG Forschungs-GmbH ("GBG"), Neu-Isenburg, Germany, to develop sacituzumab govitecan as a treatment for newly-diagnosed breast cancer patients who do not achieve a pathological complete response ("pCR") following standard neoadjuvant therapy.

The multinational, post-neoadjuvant Phase 3 SASCIA study developed by GBG will be conducted under the sponsorship of GBG. Approximately 1,200 high-risk patients with newly-diagnosed HER2-negative breast cancer not achieving a pCR following standard neoadjuvant therapy will be randomized to receive either sacituzumab govitecan or treatment of physician’s choice. Primary endpoint is invasive DFS with overall survival, patient reported outcome/quality of life, circulating tumor DNA clearance, and safety serving as secondary endpoints.

Under the terms of the agreement, GBG is eligible to receive up to €33.0 million in potential clinical and regulatory milestone payments over a span of approximately six years, of which €0.5 million to be paid at signing which is included in accrued expenses as of September 30, 2019. The collaboration terminates following the completion of the study or until either party terminates the collaboration earlier by providing thirty days' written notice.

11.    Commitments and Contingencies

a. Legal Matters
Stockholder Complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., filed June 10, 2016. These cases arise from the same alleged facts and circumstances and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and filings with the U.S. Securities and Exchange Commission (the "SEC") beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). An order of voluntary dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018. On March 31, 2019, the court granted the Company's motion to dismiss, without prejudice, and left plaintiffs with the ability to file an amended complaint within thirty (30) days. Counsel for the Company has consented to an extension of time for plaintiffs to file the proposed amended complaint for an additional thirty (30) days. On May 30, 2019, plaintiffs filed an amended complaint alleging many of the same allegations that were set forth in the previously filed complaints, and the Company has filed a motion to dismiss.

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

Motions for the appointment of a lead plaintiff and lead counsel and to consolidate the Odeh and Choi actions were granted on September 10, 2019. Pursuant to a scheduling order entered by the court on October 7, 2019, the plaintiffs must file an amended complaint by November 18, 2019.

On April 8, 2019, a putative stockholder of the Company filed a derivative action purportedly on behalf of the Company and against the Company’s board of directors and certain Company current and former officers, in the Superior Court of New Jersey, Law Division (Morris County); namely, Crow v. Aghazadeh, et al. The Crow complaint alleges that the individual defendants breached their fiduciary duties and committed other violations of law based on the same core allegations in the Odeh and Choi actions. The Crow complaint was served on the Company and other defendants on July 18, 2019. On August 13, 2019, the parties submitted to the court a stipulation and proposed order to stay the action until either the entry of an order denying all motions to dismiss the now-consolidated federal actions or the entry of an order dismissing the federal actions with prejudice. That stipulation is currently pending court approval.

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

Insurance Coverage Arbitration:

The Company has initiated an arbitration with two of its management liability insurers: Starr Indemnity & Liability Company (“Starr”), and Liberty Insurance Underwriters Inc. (“Liberty”) (collectively, “Insurers”).  The arbitration arises from the 2015 Insurers’ refusal to cover $3,402,980 in attorneys’ fees and expenses paid to venBio pursuant to a December 1, 2017, settlement agreement between venBio, the Company, Dr. Goldenberg, Ms. Sullivan, Mr. Markison, and Greenhill to partially settle the venBio Action and fully settle the Federal Action and the Delaware Section 225 Action (the “venBio Fee Award”).

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

Liberty also contends that the Company’s insurance claim is not covered by Liberty’s 2015-16 insurance policy and should be covered by another company’s policy in a later policy period. The Company takes the position that the policies treat the venBio Action as a related claim to the Fergus v. Immunomedics class action stockholder federal securities case, which was filed in 2016 and that because of the similar allegation in the venBio Action and Fergus, the policies deem the venBio Action claim to be made at the same time as Fergus and covered by the 2015-16 policies. In the arbitration, Starr contends it will have the benefit of any finding that the claim is covered in a later policy period, even though Starr had agreed with the Company’s position prior to the arbitration.

In the event Insurers prevail on their argument that the venBio Fee Award is covered by a subsequent policy year, the Company will pursue coverage under its other insurance policies.

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

d. Michael Pehl Separation

On March 13, 2019, the Company entered into a separation agreement (the “Separation Agreement”) with Michael Pehl, the Company’s former Chief Executive Officer, President and member of the Company’s Board. Mr. Pehl resigned as Chief Executive Officer, President and member of the Company’s Board effective February 23, 2019. Pursuant to the Separation Agreement, Mr. Pehl will receive cash payments of approximately $1.0 million over an eighteen-month period. During the nine months ended September 30, 2019, the Company paid approximately $0.3 million to Mr. Pehl, and $0.7 million was accrued for as of September 30, 2019. Mr. Pehl also released the Company from any and all claims with respect to all matters arising out of or related to Mr. Pehl’s employment by the Company and his resignation.

e. Leases

Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses, and offices. Our finance leases primarily represent computer equipment and are not significant. Total operating lease expense was $0.3 million for the three months ended September 30, 2019, and $1.0 million for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2019, cash payments against operating lease liabilities totaled $0.3 million and $1.0 million, respectively. The discount rate used to determine the net present value of the leases at inception was 11.0%. This is the incremental borrowing rate that represents the rate of interest that the Company would expect to pay to borrow an amount equal to the lease payments under similar terms. Our leases both share a remaining lease term of 12.1 years, some of which may include options to extend the leases further. The Company considers these options in determining the lease term used to establish the right-of-use assets and lease liabilities.

Supplemental Unaudited Condensed Consolidated Balance Sheet information related to leases was as follows (in thousands):

Operating leases:	September 30, 2019
Operating lease right-of-use assets, net	$8,173

Current portion of lease liabilities	$316
Non-current portion of lease liabilities	$10,052
Total operating lease liabilities	$10,368

Weighted average remaining lease term (years)	12.1
Weighted average discount rate	11.0%

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Non-cash lease expense	$196
Change in operating lease liabilities	$119

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Year 1	$1,441
Year 2	1,453
Year 3	1,517
Year 4	1,523
Year 5	1,563
Thereafter	11,725
Total lease payments	19,222
Less imputed interest	(8,854)
Total	$10,368

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: expectations for the outcome of our planned resubmission of our Biologics License Application ("BLA") for sacituzumab govitecan for the treatment of patients with metastatic triple-negative breast cancer ("mTNBC") who have received at least two prior therapies for metastatic disease, and expectations for the related resubmission; the United States Food and Drug Administration ("FDA") re-inspection of the Company’s manufacturing facility where we manufacture the monoclonal antibody for further manufacture into our antibody-drug-conjugate candidate sacituzumab govitecan; potential approval and commercial launch of sacituzumab govitecan for that indication and the Company’s development of sacituzumab govitecan for additional indications; clinical trials (including the funding therefor, anticipated patient enrollment, trial outcomes, timing or associated costs); regulatory applications and related timelines, including the filing and approval timelines for BLAs, BLA resubmissions, and BLA supplements; out-licensing arrangements; forecasts of future operating results, potential collaborations, capital raising activities, and the timing for bringing any product candidate to market; our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to obtain additional capital through strategic collaborations, licensing, convertible debt securities or equity financing in order to continue our research and development programs as well as secure regulatory approval of and market our drug candidates; our dependence upon pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all; the development of competing products; our ability to protect our proprietary technologies; patent infringement claims; and risks of new, changing and competitive technologies and regulations in the United States and internationally, as well as the risks discussed in the Company’s filings with the SEC. The Company is not under any obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. Refer to Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for more information.

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

Our corporate strategy is to commercialize sacituzumab govitecan on our own in the United States for the benefit of patients with mTNBC and the creation of value for our stockholders. On May 21, 2018, we submitted a BLA to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter ("CRL") from the FDA for the BLA. We subsequently met with the FDA on May 2, 2019 to review the FDA’s findings and discussed our BLA resubmission. Since then, we have developed a detailed plan to address the chemistry, manufacturing, and control (“CMC”) matters raised in the CRL and in our pre-approval inspection. We held another meeting with the FDA on September 27, 2019 to update the FDA on our progress in addressing these matters and to receive feedback from the FDA on our approach. We have dedicated, and continue to commit, significant resources to address the CMC matters identified by the FDA, while, in parallel, preparing our manufacturing facility to be ready for re-inspection by the FDA. We expect to resubmit our BLA to the FDA in the late November or early December 2019 time-frame, which will then commence the 30 day review period by the FDA for acknowledgment of receipt of the submission.

On March 29, 2019, the Company entered into a sales agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") to issue and sell shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $150.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company's sole discretion, under which Cowen will act as the Company’s agent and/or principal. The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. During the nine months ended September 30, 2019, the Company sold 370,920 shares of common stock with net proceeds of $5.8 million at a weighted average price of $15.95 (excluding commissions) under the ATM Agreement.

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

As of September 30, 2019, we had $369.2 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC"), (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing including the use of our ATM Agreement. Refer to "Note 7 - Stockholders' Equity" for additional information.

To accelerate the clinical and preclinical development of sacituzumab govitecan, we have entered into clinical collaborations with AstraZeneca to investigate the ADC in earlier lines of therapy for mTNBC, advanced UC and metastatic NSCLC in combination with its checkpoint inhibitor, and with Clovis to combine with its PARP inhibitor in mTNBC, advanced UC and ovarian cancer. We are also working with the University of Wisconsin on a clinical study in prostate cancer and with the Massachusetts General Hospital on another study combining sacituzumab govitecan with Pfizer's PARP inhibitor, talazoparib, in patients with mTNBC. In September 2019, the Company entered into a clinical collaboration with F. Hoffman-La Roche Ltd ("Roche") to evaluate the safety and efficacy of the combination of atezolizumab (Tecentriq®), a programmed cell death ligand 1 blocking checkpoint inhibitor, and sacituzumab govitecan, as a frontline treatment of patients with metastatic or inoperable locally advanced TNBC. Roche will be responsible for conducting the randomized trial. In September 2019, the Company also entered into a clinical collaboration with GBG Forschungs-GmbH ("GBG"), Neu-Isenburg, Germany, to develop sacituzumab govitecan as a treatment for newly-diagnosed breast cancer patients who do not achieve a pathological complete response following standard neoadjuvant therapy.

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

Three-Month Period Ended September 30, 2019 Compared to Three-Month Period Ended September 30, 2018

Costs and Expenses

			($ in thousands)
			Increase/(Decrease)
Three Months Ended September 30,	2019	2018	2019 vs 2018
Research and development	$68,958	$38,239	$30,719	80.3%
Sales and marketing	5,933	5,799	134	2.3%
General and administrative	11,880	13,131	(1,251)	(9.5)%
Total costs and expenses	$86,771	$57,169	$29,602	51.8%

Total costs and expenses for the three months ended September 30, 2019 increased $29.6 million compared to the three months ended September 30, 2018, primarily due to an increase in research and development expenses of $30.7 million, and an increase in sales and marketing expenses of $0.1 million, partially offset by a decrease in general and administrative expenses of $1.3 million. The overall increase is attributed primarily to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, and to expand clinical development of sacituzumab govitecan into earlier lines of therapy and other indications.

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

The following table summarizes our research and development costs for the three months ended September 30, 2019, compared to the three months ended September 30, 2018:

			($ in thousands)
			Increase/(Decrease)
Three Months Ended September 30,	2019	2018	2019 vs 2018
Labor	$11,384	$8,018	$3,366	42.0%
Manufacturing and quality costs	44,881	16,038	28,843	nm
Clinical development and operations	9,308	4,702	4,606	98.0%
Other	3,385	9,481	(6,096)	(64.3)%
Total research and development costs	$68,958	$38,239	$30,719	80.3%
nm - not meaningful

Research and development costs increased for the three months ended September 30, 2019 by approximately $30.7 million to $69.0 million compared to the three months ended September 30, 2018. The increase in research and development costs for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, relate primarily to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC, including outside manufacturers' organizations services costs and outside consulting services to improve our manufacturing and regulatory functions.

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

Sales and Marketing

Sales and marketing expenses increased $0.1 million during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2019, compared to the three months ended September 30, 2018:

			($ in thousands)
			(Decrease)/Increase
Three Months Ended September 30,	2019	2018	2019 vs 2018
Labor costs	$5,728	$5,008	$720	14.4%
Legal and advisory fees	1,691	3,121	(1,430)	(45.8)%
Consulting services	806	1,695	(889)	(52.4)%
Other	3,655	3,307	348	10.5%
Total general and administrative	$11,880	$13,131	$(1,251)	(9.5)%

General and administrative expenses for the three months ended September 30, 2019 decreased by approximately $1.3 million compared to the three months ended September 30, 2018, primarily due to decreased legal and advisory fees and consulting services.

Changes in Fair Market Value of Warrant Liabilities

We had no non-cash income or expense for the three months ending September 30, 2019, compared to a $1.2 million of non-cash gain for the three months ended September 30, 2018, due to a decrease in the fair value of outstanding warrants. There were no outstanding warrants as of September 30, 2019.

Interest Expense
Interest expense for the three months ended September 30, 2019 was $9.7 million, compared to $10.1 million for the three months ended September 30, 2018. The $0.4 million decrease was due primarily to changes in the fair value of our debt balances as a result of the RPI agreement. Refer to "Note 4 - Debt" for more information.

Income Tax Expense

There was no income tax expense for the three months ended September 30, 2019 and 2018.

Nine-Month Period Ended September 30, 2019 Compared to Nine-Month Period Ended September 30, 2018

Revenues

			($ in thousands)
			(Decrease)
Nine Months Ended September 30,	2019	2018	2019 vs 2018
Product sales	$—	$450	$(450)	nm
License fee and other revenues	—	265	(265)	nm
Research and development	—	153	(153)	nm
Total revenues	$—	$868	$(868)	nm
nm - not meaningful
Total revenue for the nine months ended September 30, 2019 decreased compared to the nine months ended September 30, 2018, primarily due to the discontinued sale of LeukoScan® during February 2018 to focus on our ADC business.
Costs and Expenses

			($ in thousands)
			Increase/(Decrease)
Nine Months Ended September 30,	2019	2018	2019 vs 2018
Costs of goods sold	$—	$47	$(47)	nm
Research and development	180,053	94,685	85,368	90.2%
Sales and marketing	20,160	11,204	8,956	79.9%
General and administrative	33,374	42,124	(8,750)	(20.8)%
Total costs and expenses	$233,587	$148,060	$85,527	57.8%
nm - not meaningful
Total costs and expenses for the nine months ended September 30, 2019 increased $85.5 million compared to the nine months ended September 30, 2018, primarily due to an increase in research and development expenses of $85.4 million and an increase in sales and marketing expenses of $9.0 million, partially offset by a decrease in general and administrative expenses of $8.8 million. The overall increase is attributed primarily to preparations to launch sacituzumab govitecan for commercial sales in the United States for patients with at least two prior lines of treatment for metastatic TNBC, and to expand clinical development of sacituzumab govitecan into earlier lines of therapy and other indications.

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

The following table summarizes our research and development costs for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018:

			($ in thousands)
			Increase/(Decrease)
Nine Months Ended September 30,	2019	2018	2019 vs 2018
Labor	$35,255	$19,054	$16,201	85.0%
Manufacturing and quality costs	111,675	47,014	64,661	nm
Clinical development and operations	25,257	11,896	13,361	nm
Other	7,866	16,721	(8,855)	(53.0)%
Total research and development costs	$180,053	$94,685	$85,368	90.2%
nm - not meaningful

Research and development costs increased for the nine months ended September 30, 2019 by approximately $85.4 million to $180.1 million compared to the nine months ended September 30, 2018. The increase in research and development costs for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 relate primarily to preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC, including outside manufacturers' organizations services and outside consulting services to improve our manufacturing and regulatory functions, partially offset by other expenses.

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

Sales and Marketing

Sales and marketing expenses increased $9.0 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to increased headcount and labor expenses related to our sales force.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018:

			($ in thousands)
			(Decrease)/Increase
Nine Months Ended September 30,	2019	2018	2019 vs 2018
Labor costs	$14,934	$15,659	$(725)	(4.6)%
Legal and advisory fees	5,601	11,535	(5,934)	(51.4)%
Consulting services	4,018	3,884	134	3.5%
Other	8,821	11,046	(2,225)	(20.1)%
Total general and administrative	$33,374	$42,124	$(8,750)	(20.8)%

General and administrative expenses for the nine months ended September 30, 2019 decreased by approximately $8.8 million compared to the nine months ended September 30, 2018, primarily due to decreased legal and advisory fees and other expenses.

Changes in Fair Market Value of Warrant Liabilities

We had no non-cash income or expense for the nine months ending September 30, 2019, compared to a $47.8 million non-cash expense for the nine months ended September 30, 2018, due to an increase in the fair value of then outstanding warrants. There were no outstanding warrants as of September 30, 2019.

Interest Expense
Interest expense for the nine months ended September 30, 2019 was $30.3 million, compared to $30.5 million for the nine months ended September 30, 2018. The $0.2 million decrease was due primarily to changes in the fair value of our debt balances as a result of the RPI agreement. Refer to "Note 4 - Debt" for more information.

Income Tax Expense

There was no income tax expense for the nine months ended September 30, 2019, and $0.2 million of income tax expense for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations.

As of September 30, 2019, we had $369.2 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support our clinical development plan for developing sacituzumab govitecan in mTNBC, advanced urothelial cancer ("UC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), non-small cell lung cancer ("NSCLC"), (ii) further build our clinical and manufacturing infrastructure, and (iii) fund operations through 2020. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and capital markets financing including the use of our ATM Agreement. Refer to "Note 7 - Stockholders' Equity" for additional information.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	($ in thousands)
	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(129,778)	$(119,299)
Net cash (used in) provided by investing activities	(6,514)	62,664
Net cash provided by financing activities	8,110	577,647
Net cash used in operating activities. Net cash used in operating activities during the nine months ended September 30, 2019 was approximately $129.8 million, compared to $119.3 million during the nine months ended September 30, 2018, an increase in cash used in operating activities of $10.5 million. The increase in cash used in operating activities for the period was primarily due to an increase in the net loss partially offset by an increase of $65.0 million of deferred revenue related to the Everest Agreement, as well as changes in the fair value of warrant liabilities.

Net cash (used in) provided by investing activities. Net cash used in investing activities during the nine months ended September 30, 2019 was $6.5 million, compared to cash provided by investing activities of $62.7 million during the nine months ended September 30, 2018, an increase of approximately $69.2 million, primarily due to a decrease of $74.0 million in proceeds from sales or maturities of marketable securities.

Net cash provided by financing activities. Net cash provided by financing activities during the nine months ended September 30, 2019 was $8.1 million, compared to $577.6 million of cash provided by financing activities during the nine months ended September 30, 2018. The decrease of $569.5 million was due primarily to cash proceeds received from our agreement with RPI in January 2018, as well as the sale of common stock and warrants, net of related expenses in the prior year.

Working Capital and Cash Requirements

Working capital was $320.0 million as of September 30, 2019, compared to $472.8 million as of December 31, 2018. The $152.8 million decrease in working capital was primarily due to increased research and development expenses in clinical trial costs as well as increases in labor related costs in connection with preparations for the approval and launch of sacituzumab govitecan in the United States for patients with mTNBC.

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

(b)Changes in Internal Controls over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidates for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials; or with our interpretation of data from our preclinical studies or clinical trials; or may otherwise take the position that our product candidates fail to meet the requirements and standards for regulatory approval. There is limited FDA precedent or guidance on ADCs, and ADC product candidates may present more complex review considerations than conventional drugs, given their biologic (antibody), drug, and linker components. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (“CMC”), or other data and information, and the development and provision of these data and information may be time consuming and expensive. Regulatory approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval. On May 21, 2018, we submitted a Biologics License Application (“BLA”) to the FDA for sacituzumab govitecan for the treatment of patients with mTNBC who have received at least two prior therapies for metastatic disease. On July 18, 2018, we received notification from the FDA that the BLA was accepted for filing and the original application was granted Priority Review with a PDUFA target action date of January 18, 2019. On January 17, 2019, we received a Complete Response Letter (“CRL”) from the FDA for the BLA, which identified CMC matters for the Company to address to place our application in condition for approval. On February 4, 2019, we received a written communication from the FDA enclosing the Establishment Inspection Report (“EIR”) from the chemistry, manufacturing and controls BLA pre-approval inspection conducted by the FDA at the Company’s Morris Plains, New Jersey antibody manufacturing facility for our ADC product candidate sacituzumab govitecan, which took place from August 6, 2018 through August 14, 2018. The FDA also notified the Company that the FDA will be conducting a re-inspection of the Company’s Morris Plains, New Jersey antibody manufacturing facility as part of the BLA resubmission process. The Company met with the FDA on May 2, 2019 to review the FDA’s findings and discussed the Company’s BLA resubmission and held another meeting with the FDA on September 27, 2019 to update the FDA on our progress in addressing the items identified in the CRL and in our pre-approval inspection and to receive feedback from FDA on our approach. The Company has developed a detailed plan and has dedicated, and continues to commit, significant resources to addressing the CMC matters identified by the FDA, while, in parallel, preparing our manufacturing facility to be ready for re-inspection by the FDA. If the FDA determines that these actions were not sufficient, or based on the re-inspection FDA officials do not recommend approval relative to our manufacturing facility, or if information deemed necessary by the FDA cannot be provided as part of our BLA submission or during the review period as deemed appropriate on a timely basis, such events could further delay the progress of our BLA and could require additional Company actions that cannot be completed during the review period which may adversely impact our business. Further, while we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues. The approvals may also contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use, which could further narrow the size of the market. In certain countries, even if the health regulatory authorities approve a drug, it cannot be marketed until pricing for the drug is also approved. Finally, even after approval can be obtained, we may be required to recall or withdraw a product as a result of newly discovered safety or efficacy concerns, either of which would have a materially adverse effect on our business and results of operations.

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

The biotechnology industry is highly competitive, particularly in the area of therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including Amgen, Astellas Pharma, AstraZeneca, Bayer Healthcare Pharmaceuticals, Bristol-Myers Squibb, Celgene, Daiichi Sankyo, Eli Lilly, Genmab, GlaxoSmithKline, Immunogen, Johnson & Johnson, Merck, Merck Serono, Novartis, Pfizer, Roche, and Seattle Genetics, are engaged in the development of therapeutic oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies. Further, even if we are able to successfully develop and commercialize products, other manufacturers operating in emerging markets may also have a competitive advantage over us with respect to competing products due to their ability to manufacture with a lower cost base.

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

Certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, and Ms. Cynthia L. Sullivan, a former Director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg). Dr. Goldenberg is also a minority stockholder of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past fifteen years. As of September 30, 2019, IBC has a liability to Immunomedics Inc. which is eliminated in consolidation.

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

Sales of our common stock (including the issuance of shares upon conversion of convertible debt) in the public market could materially and adversely affect the market price of shares. As of September 30, 2019 we had 191,995,708 shares of common stock issued, plus (1) outstanding options to purchase 5,729,916 shares of common stock with a weighted-average exercise price of $16.36 per share, (2) 58,002 outstanding restricted stock units held by certain executive officers of the Company, (3) 694,569 outstanding performance stock options held by certain executive officers and employees of the Company, (4) 4,944,564 shares of common stock reserved for potential future grant under the Plan, and (5) $7.1 million of principal amount of Convertible Senior Notes convertible into approximately 1,393,160 shares of common stock at the conversion rate of $5.11 subject to adjustment as described in the indenture. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there are 45,184,081 shares of common stock that remain available for future issuance.

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

As of October 4, 2019, Avoro Capital Advisors LLC (“Avoro”) is the beneficial owner of approximately 11.6% of our outstanding common stock. Avoro is our largest stockholder, and Dr. Behzad Aghazadeh, the portfolio manager and controlling person of Avoro, serves as Chairman of our Board of Directors.

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

IMMUNOMEDICS, INC.

October 30, 2019	/s/ Usama Malik
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

101*
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018; (ii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018; and, (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*    Filed herewith.

**    In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.