Form 10-Q
period 2020-03-31
IMMUNOMEDICS INC
filed 2020-05-06
CIK 722830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2020 was 230,900,071.

Immunomedics, Inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$536,295	$608,628
Marketable securities	4,325	4,550
Accounts receivable, net of allowances of $0 at March 31, 2020 and December 31, 2019	—	295
Prepaid expenses	17,315	21,818
Other current assets	3,788	3,413
Total current assets	561,723	638,704
Property and equipment, net of accumulated depreciation and amortization of $8,907 and $7,925 at March 31, 2020 and December 31, 2019, respectively	32,150	32,762
Other long-term assets	233	256
Total Assets	$594,106	$671,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$59,268	$60,860
Liability related to sale of future royalties - current	7,491	3,455
Lease liability - current	346	337
Convertible senior notes, net	—	7,106
Total current liabilities	67,105	71,758
Liability related to sale of future royalties - non-current	267,215	257,769
Deferred revenues	65,000	65,000
Lease liability - non-current	9,875	9,965
Total Liabilities	409,195	404,492
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Convertible preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; authorized 250,000,000 shares; issued 213,929,505 shares and outstanding 213,809,884 shares at March 31, 2020; issued 212,529,313 shares and outstanding 212,409,692 shares at December 31, 2019	2,139	2,125
Capital contributed in excess of par	1,590,185	1,579,205
Treasury stock, at cost: 119,621 shares at March 31, 2020 and December 31, 2019	(2,095)	(2,095)
Accumulated deficit	(1,403,453)	(1,310,406)
Accumulated other comprehensive loss	(802)	(568)
Total Immunomedics, Inc. stockholders' equity	185,974	268,261
Noncontrolling interest in subsidiary	(1,063)	(1,031)
Total Stockholders' Equity	184,911	267,230
Total Liabilities and Stockholders' Equity	$594,106	$671,722

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$—	$—

Costs and Expenses:
Research and development	62,428	58,172
Sales and marketing	8,067	7,881
General and administrative	11,473	13,595
Total costs and expenses	81,968	79,648
Operating loss	(81,968)	(79,648)
Interest expense	(13,538)	(9,959)
Interest and other income	2,427	2,203
Loss before income tax	(93,079)	(87,404)
Income tax expense	—	—
Net loss	$(93,079)	$(87,404)
Net loss attributable to noncontrolling interest	(32)	(67)
Net loss attributable to Immunomedics, Inc. stockholders	$(93,047)	$(87,337)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	(0.44)	(0.46)
Weighted average shares used to calculate loss per common share (basic and diluted):	213,247	191,052
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(9)	(9)
Unrealized loss on securities available for sale	(225)	(200)
Other comprehensive loss, net of tax:	(234)	(209)
Comprehensive loss	(93,313)	(87,613)
Comprehensive loss attributable to noncontrolling interest	(32)	(67)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(93,281)	$(87,546)

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Immunomedics, Inc. Stockholders' Equity
	Convertible Preferred Stock				Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
			Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Three Months Ended March 31, 2020:
Balance at December 31, 2019	—	$—	212,529	$2,125	$1,579,205	$(2,095)	$(1,310,406)	$(568)	$(1,031)	$267,230
Exercise of stock options, net	—	—	7	—	32	—	—	—	—	32
Stock-based compensation	—	—	—	—	3,848	—	—	—	—	3,848
Issuance of common stock due to debt conversion	—	—	1,393	$14	7,100	—	—	—	—	7,114
Other comprehensive loss	—	—	—	—	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	—	—	(93,047)	—	(32)	(93,079)
Balance at March 31, 2020	—	$—	213,929	$2,139	$1,590,185	$(2,095)	$(1,403,453)	$(802)	$(1,063)	$184,911

Three Months Ended March 31, 2019:
Balance at December 31, 2018	—	$—	190,446	$1,905	$1,219,237	$(824)	$(953,216)	$(351)	$(902)	$265,849
Exercise of stock options, net	—	—	1,063	10	3,086	(1,271)	—	—	—	1,825
Stock-based compensation	—	—	—	—	1,743	—	—	—	—	1,743
Other comprehensive income	—	—	—	—	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	—	(87,337)	—	(67)	(87,404)
Balance at March 31, 2019	—	$—	191,509	$1,915	$1,224,066	$(2,095)	$(1,040,553)	$(560)	$(969)	$181,804

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(93,079)	$(87,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	960	804
Loss on disposal of property and equipment	87	—
Interest on non-recourse debt	13,482	9,962
Amortization of debt issuance costs	8	13
Non-cash lease expense	70	64
Non-cash expense related to stock-based compensation	3,848	1,743
Changes in other operating assets and liabilities	2,751	20,141
Net cash used in operating activities	(71,873)	(54,677)
Cash flows from investing activities
Purchases of property and equipment	(473)	(2,064)
Net cash used in investing activities	(473)	(2,064)
Cash flows from financing activities:
Exercise of stock options, net	32	1,825
Net cash provided by financing activities	32	1,825
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(19)	(9)
Net decrease in cash, cash equivalents and restricted cash	(72,333)	(54,925)
Cash, cash equivalents and restricted cash beginning of period	612,041	494,173
Cash, cash equivalents and restricted cash end of period	$539,708	$439,248
Supplemental disclosure of cash flow information:
Interest paid	$169	$169
Schedule for non-cash investing and financing activities:
Accrued capital expenditures	$132	$3,140
Shares received in cashless exercise	$—	$1,271
Issuance of common stock due to debt conversion	$7,114	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows and supplemental cash flow information related to leases (dollars in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$536,295	$437,935
Restricted cash in other current assets	3,413	1,313
Total cash, cash equivalents and restricted cash	$539,708	$439,248

Supplemental cash flow information related to leases for the three months ended:
Non-cash lease expense	$70	$64
Change in operating lease liabilities	$81	$37

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
Reference is made to the Annual Report on Form 10-K, of Immunomedics, Inc., a Delaware corporation (“Immunomedics,” the “Company,” “we,” “our” or “us”), for the year ended December 31, 2019, which contains our audited consolidated financial statements and the notes thereto.
1.    Business Overview, Basis of Presentation and Recent Accounting Pronouncements

Business Overview
Immunomedics, Inc., a Delaware corporation, together with its subsidiaries (collectively "we," "our," "us," "Immunomedics", or the "Company"), is a leader in next-generation antibody-drug conjugate (“ADC”) technology, committed to help transform the lives of people with hard-to-treat cancers. Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for patients with difficult-to-treat solid tumor and blood cancers. The Company currently reports as a single industry segment with substantially all business conducted in the United States. Immunomedics conducts its research activities in the United States and runs its development studies in the United States and selected European countries.
On April 22, 2020, the United States Food and Drug Administration ("FDA") granted accelerated approval to Trodelvy™ (sacituzumab govitecan-hziy) for the treatment of adult patients with metastatic triple-negative breast cancer (“mTNBC”). Patients must have received at least two prior therapies before taking Trodelvy. Trodelvy, which was granted Breakthrough Therapy Designation and Priority Review, was approved under the FDA’s Accelerated Approval Program based on the objective response rate of 33.3 percent and duration of response of 7.7 months observed in 108 adult mTNBC patients who had previously received a median of three prior systemic therapies in the metastatic setting in a single-arm, multicenter Phase 2 study. Continued approval may be contingent upon verification of clinical benefit in the Phase 3 confirmatory ASCENT study. On April 6, 2020, we announced that the ASCENT study was halted due to compelling evidence of efficacy across multiple endpoints. This decision was based on the unanimous recommendation by the independent Data Safety Monitoring Committee during its recent routine review. Top-line data for the ASCENT study is expected to be available mid-2020.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporates our foreign subsidiary, Immunomedics GmbH in Rödermark, Germany, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10‑Q and Regulation S‑X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for the three month period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2020, or any other period. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards.

Recent Accounting Pronouncements

Accounting Pronouncements adopted during the year:

In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606,"    to clarify when ASC 606 should be used for collaborative arrangements when the counterparty is a customer. The guidance precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The guidance is effective for public business entities in fiscal years beginning after December 15, 2019, and interim periods therein. Adoption of ASU 2018-18 did not have any impact to our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," to no longer require public companies to disclose transfers between Level 1 and Level 2 of the fair value hierarchy, and to require disclosure about the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Upon adoption of ASU 2018-13, there was no material effect to the Company's disclosures in the footnotes to the condensed consolidated financial statements. For new disclosures regarding our Level 3 financial instrument please refer to Note 6 - "Estimated Fair Value of Financial Instruments".

Accounting Pronouncements yet to be adopted:

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact of ASU 2019-12.

2.          Revenue Recognition

Everest Medicines II Limited

On April 29, 2019, we entered into a license agreement (the "License Agreement") with Everest Medicines II Limited, a China limited company ("Everest"). Pursuant to the License Agreement, we granted Everest an exclusive license to develop and commercialize Trodelvy in the People's Republic of China, Taiwan, Hong Kong, Macao, Indonesia, Philippines, Vietnam, Thailand, South Korea, Malaysia, Singapore and Mongolia (the "Territory"). In consideration for entering into the License Agreement, Everest made a one-time, non-refundable upfront payment to us in the aggregate amount of $65.0 million which is recorded as deferred revenue on the condensed consolidated balance sheets. The License Agreement contains a development milestone payment of $60.0 million based upon our achievement of FDA approval for Trodelvy. On April 22, 2020, the FDA granted accelerated approval to Trodelvy for the treatment of adult patients with mTNBC. Also, on April 22, 2020, Everest announced the China National Medical Products Administration has approved the Clinical Trial Application for a pivotal Phase 3 study of Trodelvy for the treatment of mTNBC in China. The License Agreement also contains additional development milestone payments in a total amount of up to $180.0 million based upon the achievement of certain other development milestones. In addition, the License Agreement contains sales milestone payments in a total amount of up to $530.0 million based upon the achievement of certain sales milestones. Everest will make royalty payments to us based upon percentages of net sales of Trodelvy, ranging from 14% to 20%.

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

The Company initially deferred and will recognize the $65.0 million over the performance obligation period of the combined performance obligation. As it relates to the upfront consideration, the $65.0 million is recorded as deferred revenue and will be recognized over the term of the of the contract performance obligation period, which the Company has concluded to be 15 years after initial sale of the product in the territory. As concluded above, the Company has a combined performance obligation, which includes delivering the license and clinical and commercial supply to Everest. As such, because the clinical and commercial supply obligation occur throughout the period of the License Agreement, the $65.0 million fixed consideration is recognized over the period in which commercial and clinical supply of product is delivered (over-time). During the three months ended March 31, 2020 and 2019, no revenues were recorded relating to the License Agreement.

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

Janssen Biotech Inc.

On April 5, 2019, the Company entered into a promotion agreement (the "Promotion Agreement") with Janssen Biotech Inc., ("Janssen") pursuant to which the Company would provide non-exclusive product detailing services to Janssen for erdafitinib (the "Product"). Pursuant to the Promotion Agreement, we were obligated to provide a dedicated sales team to detail the Product to oncologists and other targeted health care providers in the United States. Under the terms of the Promotion Agreement, Janssen would maintain ownership of the New Drug Application for the Product as well as legal, regulatory, distribution, commercialization and manufacturing responsibilities for the Product, while the Company would provide product detailing services to Janssen through March 31, 2020. Following the achievement of certain sales targets in 2019 and 2020, Janssen would pay the Company (a) a service fee equal to a percentage in the low double digits of the portion of Cumulative Net Sales (as defined in the Promotion Agreement) in excess of a baseline amount during each of 2019 and 2020, and (b) potential milestone payments of up to $15.0 million when Cumulative Net Sales exceed certain thresholds during each of 2019 and 2020. On April 12, 2019, the Company was informed that the FDA granted accelerated approval to Janssen's Balversa (erdafitinib) for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma that has a type of susceptible genetic alteration known as FGFR3 or FGFR2, and that has progressed during or following prior platinum-containing chemotherapy. During the three months ended March 31, 2020 and 2019, no revenues were recorded relating to the Promotion Agreement.

3.          Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at March 31, 2020, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$(616)	$4,325

Maturities of debt securities classified as available-for-sale were as follows at March 31, 2020 (in thousands):

	Fair Value	Net Carrying Amount
Due after one year through five years	$4,325	$4,337

Marketable securities at December 31, 2019 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$(391)	$4,550

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2019 (in thousands):

	Fair Value	Net Carrying Amount
Due after one year through five years	$4,550	$4,562

4.    Debt

Liability Related to Sale of Future Royalties:

On January 7, 2018, the Company entered into a funding agreement with RPI Finance Trust, a Delaware statutory trust ("RPI"), under which we sold a portion of our right to receive royalties on potential net sales of the ADC Trodelvy, in exchange for $175.0 million in cash. Concurrently, we entered into a common stock purchase agreement with RPI through which RPI purchased 4.4 million shares of the Company's common stock for $75.0 million (the "Financing").

The Company concluded that there were two units of accounting in the transaction: (1) the liability related to the sale of future royalties (the "Liability") and (2) the "Financing". We allocated the consideration of $250.0 million on a relative fair value basis to the Liability for $182.2 million and the common stock for $67.8 million. We continue to accrete the Liability related to the sale of future royalties using the effective interest method with an annual interest rate of approximately 21% over a period of 20 years for the three months ended March 31, 2020. As of March 31, 2020, and December 31, 2019, we determined the fair value at $274.7 million and $261.2 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized approximately $13.5 million and $10.0 million in interest expense, respectively.

The following table shows the activity within the liability related to sale of future royalties during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Carrying value of liability related to sale of future royalties, beginning of the period	$261,224	$221,295
Interest expense recognized	13,482	9,962
Carrying value of liability related to sale of future royalties, end of period	$274,706	$231,257

Convertible Senior Notes:

In February 2015, the Company issued $100.0 million of Convertible Senior Notes (the "Convertible Senior Notes") (net proceeds of approximately $96.3 million after deducting the initial purchasers’ fees and offering expenses) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 144A under the Securities Act. The remaining $7.1 million Convertible Senior Notes at December 31, 2019, converted into 1.4 million shares of common stock based on the initial conversion price of $5.11 per share of common stock on February 14, 2020. The effective interest rate on the Convertible Senior Notes was 5.48% for the period from the date of issuance through settlement.

Total interest expense for the Convertible Senior Notes for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Included in interest expense was an immaterial amount of amortization of debt issuance costs for the three months ended March 31, 2020 and 2019.

5.     Stock-based Compensation

Stock Incentive Plan
The Company has a stock incentive plan, the Immunomedics, Inc. 2014 Long-Term Incentive Plan (the "Plan") that provides for the granting of stock options, restricted stock units ("RSUs"), performance stock options ("PSOs"), and other stock-based awards to eligible individuals on the terms and subject to the conditions set forth in the Plan. There were no significant modifications to the Plan during the three months ended March 31, 2020 or 2019.
Stock-based compensation expense included in the condensed consolidated statements of comprehensive loss was $3.8 million, and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the activity for stock options, RSUs and PSOs for the three months ended March 31, 2020 (in thousands):

	Stock Options	RSUs	PSOs
Equity awards outstanding, beginning of year	5,901	58	837
Changes during the year:
Granted	1,429	100	—
Exercised	(7)	—	—
Expired or forfeited	(281)	—	(153)
Equity awards outstanding, end of period	7,042	158	684

As of March 31, 2020, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows ($ in thousands):

	Stock Options	RSUs	PSOs
Unrecognized compensation cost	$47,499	$308	$4,644
Expected weighted-average period in years of compensation cost to be recognized	3.1	1.9	0.7

6.    Estimated Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities as of:

	(in thousands)
March 31, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$502,461	$—	$—	$502,461
Marketable Securities:
U.S. Government Sponsored Agencies	4,325	—	—	4,325
Total	$506,786	$—	$—	$506,786

	(in thousands)
December 31, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$550,788	$—	$—	$550,788
Marketable Securities:
U.S. Government Sponsored Agencies	4,550	—	—	4,550
Total	$555,338	$—	$—	$555,338

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

(d) The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Convertible Senior Notes	$—	$—	$7,106	$28,900

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility, and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs. The remaining $7.1 million Convertible Senior Notes at December 31, 2019, converted into 1.4 million shares of common stock on February 14, 2020 (See Note 4 - "Debt").

Liability Related to the Sale of Future Royalties

The Company has determined the fair value of the liability related to the sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to RPI, over the life of the arrangement, which are considered Level 3 (See Note 4 - "Debt"). The liability related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively.

The following table summarizes the significant unobservable inputs in the fair value measurement of the liability related to the sale of future royalties as of March 31, 2020:

	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Liability related to the sale of future royalties	$274,706	Discounted cash flow	Discount rate	16% - 26%	19%
			Future royalty payments	2020 to 2036

7.          Stockholders’ Equity

Common Stock

On December 9, 2019, we closed an underwritten public offering of 16,428,572 shares of common stock at a public offering with a price of $17.50 per share. We received gross proceeds of $287.5 million and net proceeds of $273.0 million after deducting the underwriting discounts and commissions and expenses related to the offering.

On May 1, 2020, we closed an underwritten public offering of 16,947,389 shares of common stock at a public offering price of $28.50 per share. We received gross proceeds of $483.0 million and net proceeds of $464.6 million after deducting the underwriting discounts and commissions and other expenses related to the offering.

At-the-Market Offering

On March 29, 2019, the Company entered into a sales agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") to issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $150.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company's sole discretion, under which Cowen will act as the Company’s agent and/or principal. The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. Since inception of the ATM agreement, the Company sold 4,432,416 shares of common stock with net proceeds of $71.6 million at a weighted average price of $16.40 (excluding commissions) under the ATM Agreement. During the three months ended March 31, 2020 and 2019, the Company had no activity under the ATM Agreement.

Treasury Stock

During the three months ended March 31, 2019, there were 84,896 shares received in connection with a non-cash equity transaction related to the Company's Plan.

8.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustments	Net Unrealized Losses on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(347)	$(4)	$(351)
Other comprehensive loss before reclassifications	(9)	(200)	(209)
Net current-period other comprehensive loss	$(9)	$(200)	$(209)
Balance, March 31, 2019	$(356)	$(204)	$(560)

Balance, December 31, 2019	$(173)	$(395)	$(568)
Other comprehensive loss before reclassifications	(9)	(225)	(234)
Net current-period other comprehensive loss	(9)	(225)	(234)
Balance, March 31, 2020	$(182)	$(620)	$(802)

There were no amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2020, and 2019. All components of accumulated other comprehensive loss are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.
9.        Related Party Transactions

The Company appointed Scott Canute, a member of the Company’s Board, as the Company’s Executive Director. Upon recommendation of the Compensation Committee, the Board approved that Mr. Canute would be paid $16,667 per month for his service as Executive Director and was granted a nonqualified stock option to purchase 79,818 shares of the Company’s common stock. The Compensation Committee determined that in order to reflect the scope of his role and the significant time that Mr. Canute would be devoting to his role as Executive Director, Mr. Canute’s cash compensation was increased to $21,372 per month, and Mr. Canute was granted an additional nonqualified stock option to purchase 22,854 shares of the Company’s common stock. The options have a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on each date of grant and would be subject to the terms of a nonqualified stock option agreement. Such options vested in full upon the Company’s receipt of approval from the FDA for the Company’s BLA resubmission for Trodelvy on April 22, 2020. During the three months ended March 31, 2020 and 2019, the Company paid Mr. Canute $0.1 million and $0.1 million, respectively for such services. Effective April 16, 2020, with the appointment of the Company's new Chief Executive Officer, Mr. Canute stepped down from his role as Executive Director but will continue to serve as a Board member.

On November 19, 2019, pursuant to the Plan, the Board of Directors approved a stock option grant to Behzad Aghazadeh, Executive Chairman of the Board of Directors of the Company, to purchase 150,000 shares of the Company's common stock (the "Performance-Based Option") for certain duties performing this role; including providing consulting and advisory services to the Company. The Performance-Based Option is a nonqualified stock option and one third vested upon FDA acceptance of the BLA resubmission in December 2019, and two thirds vested upon approval from the FDA for Trodelvy on April 22, 2020. Additionally, on March 20, 2020, the Board of Directors approved a grant of 100,000 restricted stock units to Dr. Aghazadeh as consideration for services rendered and expected to be rendered in his role as Executive Chairman.

10.    Collaboration Agreements

GBG Forschungs GmbH

In September 2019, the Company entered into a clinical collaboration with the German Breast Group Forschungs-GmbH ("GBG"), Neu-Isenburg, Germany, to develop Trodelvy as a treatment for newly-diagnosed breast cancer patients who do not achieve a pathological complete response ("pCR") following standard neoadjuvant therapy.

The multinational, post-neoadjuvant Phase 3 SASCIA study developed by GBG will be conducted under the sponsorship of GBG. Approximately 1,200 high-risk patients with newly-diagnosed HER2-negative breast cancer not achieving a pCR following standard neoadjuvant therapy will be randomized to receive either Trodelvy or treatment of physician’s choice. Primary endpoint is invasive disease-free survival with overall survival, patient reported outcome/quality of life, circulating tumor DNA clearance, and safety serving as secondary endpoints.

Under the terms of the agreement, GBG is eligible to receive up to €33.0 million in potential clinical and regulatory milestone payments over a span of approximately six years, of which €0.5 million was paid at signing. In April 2020, a €3.0 million regulatory milestone payment was achieved.

11.    Commitments and Contingencies

a. Legal Matters
Stockholder Complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., filed June 10, 2016. These cases arise from the same alleged facts and circumstances and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and filings with the U.S. Securities and Exchange Commission (the "SEC") beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). An order of voluntary dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018. On March 31, 2019, the court granted the Company's motion to dismiss, without prejudice, and left plaintiffs with the ability to file an amended complaint within thirty (30) days. Counsel for the Company consented to an extension of time for plaintiffs to file the proposed amended complaint for an additional thirty (30) days. On May 30, 2019, plaintiffs filed an amended complaint alleging many of the same allegations that were set forth in the previously filed complaints, and the Company has filed a motion to dismiss.

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

On February 8, 2019, a purported class action case was filed in the United States District Court for the District of New Jersey; namely, Choi v. Immunomedics, Inc., et al. The complaint asserts violations of the federal securities laws based on claims that the Company violated the federal securities laws by making alleged misstatements in various press releases and securities filings from February 8, 2018 to November 7, 2018 and by failing to disclose the substance of its interactions with the FDA in connection with the Company's submission of its BLA for Trodelvy.

Motions for the appointment of a lead plaintiff and lead counsel and to consolidate the Odeh and Choi actions were granted on September 10, 2019. Pursuant to a scheduling order entered by the court on October 7, 2019, the plaintiffs filed an amended complaint on November 18, 2019. The Company filed a motion to dismiss the consolidated, amended complaint on January 17, 2020. The motion is still pending in front of the court.

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

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. (Del. Ch.) (the “venBio Action”), alleging that the Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed licensing transaction with Seattle Genetics (the "Licensing Transaction"). venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the Licensing Transaction. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. David M. Goldenberg, our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, Ms. Cynthia L. Sullivan , a former Director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and Mr. Brian A. Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio the Company and Greenhill entered into the Greenhill Term Sheet. On February 9, 2018, the Court of Chancery approved the Settlement, and entered an order and partial judgment releasing all claims that were asserted by venBio against the Individual Defendants and Greenhill in the venBio Action and awarding venBio fees and expenses. On May 24, 2018 the remaining parties to the venBio Action participated in a mediation of the claims against Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh (the "Remaining Defendants"). The mediation was unsuccessful. The Remaining Defendants filed motions to dismiss the claims against them in the venBio Action. On March 18, 2019, venBio amended its complaint, adding further allegations. The Remaining Defendants filed a motion to dismiss the claims against them on May 1, 2019. The Court of Chancery held oral arguments for the motion to dismiss on November 13, 2019 and following arguments, denied Defendants' motion to dismiss on that same date. The parties are now engaged in discovery activities.

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

c. License

On April 4, 2018, we entered into a license agreement with The Scripps Research Institute ("TSRI"). Pursuant to the license agreement, TSRI granted to us an exclusive, worldwide, sub-licensable, royalty-bearing license to use certain patent rights relating to Trodelvy. The license agreement expires on a country-by-country basis on the expiration date of the last to expire licensed patent rights in such country covering a licensed product. The license agreement may be terminated by the mutual written consent of the Company and TSRI, and TSRI may terminate the license agreement upon the occurrence of certain events, including, but not limited to, if we do not make a payment due pursuant to the license agreement and fail to cure such non-payment within 30 days after the date of TSRI's written notice of such non-payment. As consideration for the license granted, we made a cash payment of $0.3 million to TSRI, and during 2019, we recognized a $0.5 million milestone payment expense. Additionally, we will pay TRSI (i) product development milestone payments that range from the mid six-digit dollar figure to the low seven-digit dollar figure and (ii) royalties on net sales of licensed products in the low-single digit percentage figure range capped at an annual amount. We have agreed to use reasonable efforts to develop and market the licensed products.

d. Michael Pehl Separation

On March 13, 2019, the Company entered into a separation agreement (the “Separation Agreement”) with Michael Pehl, the Company’s former Chief Executive Officer, President and member of the Company’s Board. Mr. Pehl resigned as Chief Executive Officer, President and member of the Company’s Board effective February 23, 2019. Pursuant to the Separation Agreement, Mr. Pehl will receive cash payments of approximately $1.0 million over an eighteen-month period. During the three months ended March 31, 2020, the Company paid approximately $0.2 million to Mr. Pehl, and $0.4 million was accrued for as of March 31, 2020. Mr. Pehl also released the Company from any and all claims with respect to all matters arising out of or related to Mr. Pehl’s employment by the Company and his resignation.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: expectations for the timing of the commercial launch of Trodelvy and the development of Trodelvy for additional indications, the success of our clinical trials (including the funding therefor, anticipated patient enrollment, trial outcomes, interpretation of those data by regulators, timing or associated costs), regulatory applications and related timelines, including the filing and approval timelines for BLAs and BLA supplements, out-licensing arrangements, forecasts of future operating results, potential collaborations, capital raising activities, and the timing for bringing any product candidate to market, involve significant risks and uncertainties and actual results could differ materially from those expressed or implied herein. Factors that could cause such differences include, but are not limited to, the Company’s reliance on third-party relationships and outsourcing arrangements (for example in connection with manufacturing, logistics and distribution, and sales and marketing) over which it may not always have full control, including the failure of third parties on which the Company is dependent to meet the Company’s business and operational needs for investigational or commercial products and, or to comply with the Company’s agreements or laws and regulations that impact the Company’s business; the Company’s ability to meet post-approval compliance obligations (on topics including but not limited to product quality, product distribution and supply chain requirements, and promotional and marketing compliance); imposition of significant post-approval regulatory requirements on our product candidates, including a requirement for a post-approval confirmatory clinical study, or failure to maintain or obtain full regulatory approval for the Company’s product candidates, if received, due to a failure to satisfy post-approval regulatory requirements, such as the submission of sufficient data from a confirmatory clinical study; the uncertainties inherent in research and development; safety and efficacy concerns related to the Company’s products and product candidates; uncertainties in the rate and degree of market acceptance of products and product candidates, if approved; inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of the Company’s product candidates, if approved; inaccuracies in the Company’s estimates of the size of the potential markets for the Company’s product candidates or limitations by regulators on the proposed treatment population for the Company’s products and product candidates; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of the Company’s products and product candidates; the Company’s dependence on business collaborations or availability of required financing from capital markets, or other sources on acceptable terms, if at all, in order to further develop our products and finance our operations; new product development (including clinical trials outcome and regulatory requirements/actions); the risk that we or any of our collaborators may be unable to secure regulatory approval of and market our drug candidates; risks relating to the COVID-19 pandemic in the U.S. and around the world; risks associated with litigation to which the Company is or may become a party, including the cost and potential reputational damage resulting from such litigation; loss of key personnel; competitive risks to marketed products; and the Company’s ability to repay its outstanding indebtedness, if and when required, as well as the risks discussed in the Company’s filings with the SEC. The Company is not under any obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. Refer to Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for more information.

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

Overview

Immunomedics, Inc., a Delaware corporation, together with its subsidiaries (collectively "we," "our," "us," "Immunomedics," or the "Company"), is a leader in next-generation antibody-drug conjugate (“ADC”) technology, committed to help transform the lives of people with hard-to-treat cancers. Our advanced proprietary technologies allow us to create humanized antibodies that can be used either alone in unlabeled or “naked” form, or conjugated with chemotherapeutics, cytokines or toxins. On April 22, 2020, the U.S.  Food and Drug Administration ("FDA") granted accelerated approval to Trodelvy™ (sacituzumab govitecan-hziy) (previously referred to as “IMMU-132”) for the treatment of adult patients with metastatic triple-negative breast cancer (“mTNBC”) who have received at least two prior therapies for metastatic disease. Trodelvy is our lead product and most advanced program in our unique ADC platform. Our current focus is to commercialize Trodelvy as a third-line therapy for patients with mTNBC in the United States and to complete our confirmatory Phase 3 trial for full approval of Trodelvy.

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

Our portfolio of investigational products includes antibody-drug conjugates ("ADCs") that are designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually associated with conventional administration of these chemotherapeutic agents. Our lead ADC product Trodelvy, was granted Breakthrough Therapy Designation and Priority Review, was approved under the FDA’s Accelerated Approval Program based on the objective response rate of 33.3 percent and duration of response of 7.7 months observed in 108 adult mTNBC patients who had previously received a median of three prior systemic therapies in the metastatic setting in a single-arm, multicenter Phase 2 study. Continued approval may be contingent upon verification of clinical benefit in the Phase 3 confirmatory ASCENT study.

On May 1, 2020, we closed an underwritten public offering of 16,947,389 shares of common stock at a public offering price of $28.50 per share. We received gross proceeds of $483.0 million and net proceeds of $464.6 million after deducting the underwriting discounts and commissions and other expenses related to the offering. We intend to use the net proceeds from this offering primarily to support the commercial launch of Trodelvy in the United States in mTNBC, continue to expand the clinical development programs for Trodelvy, invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), continued scale-up of manufacturing and manufacturing process improvements, as well as for working capital and general corporate purposes.

On April 7, 2020, the FDA granted Fast Track designation for Trodelvy for the treatment of adult patients with locally advanced or metastatic urothelial cancer ("mUC") who have previously received a programmed death receptor-1 ("PD-1") or programmed death-ligand 1 ("PD-L1") inhibitor, and a platinum containing chemotherapy in the neoadjuvant/adjuvant, locally advanced or metastatic setting, including patients who are platinum ineligible and have previously received a PD-1 or PD-L1 inhibitor in the neoadjuvant/adjuvant, locally advanced, or metastatic setting.

On April 6, 2020, we announced that the ASCENT study will be halted due to compelling evidence of efficacy across multiple endpoints. This decision was based on the unanimous recommendation by the independent Data Safety Monitoring Committee during its recent routine review. Top-line data for the ASCENT study is expected to be available mid-2020.

On April 4, 2020, upon recommendation from the Compensation Committee of the Board of Directors and approval by the Board of Directors, the Company appointed Harout Semerjian as the Company's President and Chief Executive Officer, effective April 16, 2020. Mr. Semerjian was also appointed as a member of the Board of Directors. With the appointment of Mr. Semerjian and effective as of the commencement date of Mr. Semerjian’s employment, Mr. Scott Canute stepped down from his role as Executive Director but will continue to serve as a Board member, while Dr. Aghazadeh remains as Executive Chairman focusing on corporate strategy and business development and, during a transition period, will continue to interface with the investment community on behalf of the Company.

As of March 31, 2020, we had $540.6 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support commercial launch of Trodelvy in the United States in mTNBC, (ii) continue to expand the clinical development programs for developing Trodelvy in mTNBC, metastatic urothelial cancer ("mUC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), and other indications of high medical need, (iii) invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), (iv) continued scale up of manufacturing and manufacturing process improvements, and (v) general working capital requirements. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and public capital markets financing. Refer to "Note 7 - Stockholders' Equity" for additional information.

On April 29, 2019, we entered into a license agreement (the "License Agreement") with Everest Medicines II Limited, a China limited company ("Everest"). Pursuant to the License Agreement, we granted Everest an exclusive license to develop and commercialize Trodelvy in the People’s Republic of China, Taiwan, Hong Kong, Macao, Indonesia, Philippines, Vietnam, Thailand, South Korea, Malaysia, Singapore and Mongolia (the "Territory"). In consideration for entering into the License Agreement, Everest made a one-time, non-refundable upfront payment to us in the aggregate amount of $65.0 million which is recorded as deferred revenue on the condensed consolidated balance sheets. The License Agreement contains a development milestone payment of $60.0 million based upon our achievement of FDA approval for Trodelvy. On April 22, 2020, the FDA granted accelerated approval to Trodelvy for the treatment of adult patients with mTNBC. Also, on April 22, 2020, Everest announced the China National Medical Products Administration has approved the Clinical Trial Application for a pivotal Phase 3 study of Trodelvy for the treatment of mTNBC in China. The License Agreement also contains additional development milestone payments in a total amount of up to $180.0 million based upon the achievement of certain other development milestones. In addition, the License Agreement contains sales milestone payments in a total amount of up to $530.0 million based upon the achievement of certain sales milestones. Everest will make royalty payments to us based upon percentages of net sales of Trodelvy, ranging from 14% to 20%. Refer to "Note 2 - Revenue Recognition" for additional information.

As part of our commitment to invest in and scale our global supply capacity with world-class partners in each component of our supply-chain, on September 11, 2018, we entered into a Master Services Agreement (the “MSA”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung provides the Company with certain biologics manufacturing and development services in accordance with one or more product specific agreements. In connection with the MSA, on September 11, 2018, we also entered into a product specific agreement with Samsung for the production of hRS7, the antibody used in the Company’s lead ADC Trodelvy. In addition, on December 26, 2018, we expanded our long-term master supply agreement with Johnson Matthey, which will continue to scale the manufacturing of CL2A-SN-38, the drug-linker that is a key component of Trodelvy.

To accelerate the clinical and preclinical development of Trodelvy, we have entered into the following clinical collaborations: with AstraZeneca PLC to investigate Trodelvy in combination with the checkpoint inhibitor, durvalumab (Imfinzi®), in earlier lines of therapy for mTNBC, mUC and metastatic NSCLC ("mNSCLC"); with Clovis Oncology, Inc. to combine Trodelvy with its poly (ADP-ribose) polymerase (PARP) inhibitor, rucaparib (Rubraca®), in mTNBC, advanced UC and ovarian cancer; and with Roche to initiate a Phase 1b/2 study (MORPHEUS) comparing the safety and efficacy of the combination of atezolizumab (Tecentriq®) and Trodelvy as a frontline treatment for patients with metastatic or inoperable locally advanced mTNBC versus atezolizumab plus nab-paclitaxel as standard of care. Additionally, we have entered into a collaboration with the German Breast Group to conduct a multinational, post-neoadjuvant registrational Phase 3 study (SASCIA) that will evaluate Trodelvy as a treatment for newly-diagnosed breast cancer patients who do not achieve a pathological complete response ("pCR") following standard neoadjuvant therapy.

We are also working with (i) Massachusetts General Hospital (“MGH”) on a Phase 2 NeoSTAR study to evaluate Trodelvy in patients with localized TNBC using pCR rate as the primary endpoint, with disease-free survival and overall survival serving as secondary endpoints. This multicenter study is sponsored by Dana-Farber/Partners CancerCare, the adult oncology collaboration of Dana Farber Cancer Institute, Brigham and Women’s Hospital, and the MGH Cancer Center; (ii) MGM on a Phase 1b/2 study of Trodelvy combining with Pfizer’s PARP inhibitor, talazoparib (TALZENNA®), in patients with mTNBC previously treated with no more than one prior therapeutic regimen for metastatic disease; (iii) Yale University on a Phase 2 study of Trodelvy in patients with persistent and recurrent endometrial cancer; and (iv) the University of Wisconsin in patients with metastatic castration-resistant prostate cancer who have progressed on second generation androgen receptor-directed therapy on a Phase 2 study.

We also have a number of other product candidates that target solid tumors and hematologic malignancies in various stages of clinical and preclinical development. They include other ADCs such as IMMU-130, which binds the CEACAM5 antigen expressed on CRC and other solid cancers, and IMMU-140, which targets HLA-DR for the potential treatment of hematologic malignancies. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product candidates and technologies.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•
the time and expense required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the FDA (which receipt is uncertain);

•
the time and expense required for us to establish and maintain compliant operations for commercial manufacturing, sale, and distribution of products under FDA and healthcare law requirements, and risks of non-compliance;

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

•
our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis, including as a result of any impacts to current or future trials due to COVID-19 pandemic;

•	the ability to provide and maintain an adequate clinical and commercial supply, including through contract manufacturer and vendor relationships;

•	the financial resources available to us during any particular period; and

•	many other factors associated with the commercial development of therapeutic products outside of our control.

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

For a description of our significant accounting policies, refer to "Part II, Item 8. Financial Statements and Supplementary Data, Note 1 - Business Overview and Summary of Significant Accounting Policies" in our 2019 Annual Report on Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and fair value for the liability related to sale of future royalties and related interest expense. Refer to "Note 4 - Debt", "Note 5 - Stock-based Compensation" and "Note 6 - Estimated Fair Value of Financial Instruments", respectively, for more information.

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

Three-Month Period Ended March 31, 2020 Compared to Three-Month Period Ended March 31, 2019

Costs and Expenses

			($ in thousands)
			Increase/(Decrease)
Three Months Ended March 31,	2020	2019	2020 vs 2019
Research and development	$62,428	$58,172	$4,256	7.3%
Sales and marketing	8,067	7,881	186	2.4%
General and administrative	11,473	13,595	(2,122)	(15.6)%
Total costs and expenses	$81,968	$79,648	$2,320	2.9%

Total costs and expenses for the three months ended March 31, 2020 increased $2.3 million compared to the three months ended March 31, 2019, primarily due to an increase in research and development expenses of $4.3 million, and an increase in sales and marketing expenses of $0.2 million, partially offset by a decrease in general and administrative expenses of $2.1 million.

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

The following table summarizes our research and development costs for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

			($ in thousands)
			Increase/(Decrease)
Three Months Ended March 31,	2020	2019	2020 vs 2019
Labor	$14,907	$11,554	$3,353	29.0%
Manufacturing and quality costs	32,885	39,658	(6,773)	(17.1)%
Clinical development and operations	10,426	4,655	5,771	nm
Other	4,210	2,305	1,905	82.6%
Total research and development costs	$62,428	$58,172	$4,256	7.3%
nm - not meaningful

Research and development costs increased for the three months ended March 31, 2020 by approximately $4.3 million to $62.4 million compared to the three months ended March 31, 2019. The increase in research and development costs for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, relate primarily to increased clinical development and operational costs due to the expansion of clinical trials with increased enrollment and an increase in labor costs due to higher headcount and stock-based compensation expense, partially offset by a decrease in manufacturing and quality costs from lower contract manufacturing expenses and decreased usage of consulting services in response to the FDA's Complete Response Letter and re-inspection readiness.

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

Sales and Marketing

The following table summarizes our sales and marketing expenses for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

			($ in thousands)
			Increase/(Decrease)
Three Months Ended March 31,	2020	2019	2020 vs 2019
Labor costs	$5,246	$6,687	$(1,441)	(21.5)%
Marketing and promotions	1,508	657	851	nm
Consulting services	302	—	302	nm
Other	1,011	537	474	88.3%
Total sales and marketing	$8,067	$7,881	$186	2.4%
nm- not meaningful

Sales and marketing expenses for the three months ended March 31, 2020 increased by approximately $0.2 million compared to the three months ended March 31, 2019, primarily due to an increase in marketing and promotions costs in connection with the pending launch of Trodelvy in the United States for patients with mTNBC offset by a decrease in labor costs due to lower headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

			($ in thousands)
			(Decrease)/Increase
Three Months Ended March 31,	2020	2019	2020 vs 2019
Labor costs	$4,843	$6,813	$(1,970)	(28.9)%
Legal and advisory fees	1,749	1,054	695	65.9%
Consulting services	1,118	2,146	(1,028)	(47.9)%
Other	3,763	3,582	181	5.1%
Total general and administrative	$11,473	$13,595	$(2,122)	(15.6)%

General and administrative expenses for the three months ended March 31, 2020 decreased by approximately $2.1 million compared to the three months ended March 31, 2019, primarily due to decreased labor costs from non-recurring charges recorded in the prior period pursuant to the separation agreement on our former CEO along with decreased consulting services offset by an increase in legal and advisory fees due to increased reliance on outside legal counsel.

Interest Expense
Interest expense for the three months ended March 31, 2020 was $13.5 million, compared to $10.0 million for the three months ended March 31, 2019. The $3.5 million increase was due primarily to changes in the fair value of our debt balances as a result of the RPI agreement. Refer to "Note 4 - Debt" for more information.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2020 and 2019.

Liquidity and Capital Resources

Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations.

As of March 31, 2020, we had $540.6 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support commercial launch of Trodelvy in the United States in mTNBC, (ii) continue to expand the clinical development programs for developing Trodelvy in mTNBC, metastatic urothelial cancer ("mUC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), and other indications of high medical need, (iii) invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), (iv) continued scale up of manufacturing and manufacturing process improvements, and (v) general working capital requirements. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and public capital markets financing. Refer to "Note 7 - Stockholders' Equity" for additional information.

Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Risks Relating to Our Business, Operations and Product Development,” and elsewhere in this Quarterly Report on Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these factors are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

Discussion of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	($ in thousands)
	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(71,873)	$(54,677)
Net cash used in investing activities	(473)	(2,064)
Net cash provided by financing activities	32	1,825
Net cash used in operating activities. Net cash used in operating activities during the three months ended March 31, 2020 was approximately $71.9 million, compared to $54.7 million during the three months ended March 31, 2019, an increase in cash used in operating activities of $17.2 million. The increase in cash used in operating activities for the period was primarily due to the changes in operating assets and liabilities of $17.4 million to support our clinical development plans and preparations for the approval and launch of Trodelvy in the United States for patients with mTNBC.

Net cash used in investing activities. Net cash used in investing activities during the three months ended March 31, 2020 was $0.5 million, compared to cash used in investing activities of $2.1 million during the three months ended March 31, 2019. The decrease of $1.6 million is due to a decrease in purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities during the three months ended March 31, 2020 was $32, compared to $1.8 million of cash provided by financing activities during the three months ended March 31, 2019. The decrease of $1.8 million is due to lower exercises of stock options.

Working Capital and Cash Requirements

Working capital was $494.6 million as of March 31, 2020, compared to $566.9 million as of December 31, 2019. The $72.3 million decrease in working capital was primarily due to increased research and development expenses which relate primarily to increased clinical development and operational costs due to the expansion of clinical trials and an increase in labor costs, partially offset by a decrease in manufacturing and quality costs from lower contract manufacturing expenses and consulting services.

We expect to continue to fund our operations with our current financial resources. Potential sources of funding include (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing our full pipeline for mTNBC and beyond, (ii) the sales and marketing of Trodelvy as a third-line therapy for mTNBC in the United States, and (iii) potential equity and debt financing transactions.

Until we can generate significant cash through (i) the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or (ii) the sales and marketing of Trodelvy as a third-line therapy for mTNBC in the United States, we expect to continue to fund our operations with our current financial resources. In the future, if we cannot obtain sufficient funding through the above methods, we could be required to finance future cash needs through the sale of additional equity and/or debt securities in capital markets. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected. Actual results could differ materially from our expectations as a result of a number of risks and uncertainties, including the risks described in Item 1A Risk Factors, “Risks Relating to Our Business, Operations and Product Development” and elsewhere in our Quarterly Report on Form 10-Q. Our working capital and working capital requirements are affected by numerous factors and such factors may have a negative impact on our liquidity. Principal among these factors are the success of product commercialization and marketing products, the technological advantages and pricing of our products, the impact of the regulatory requirements applicable to us, and access to capital markets that can provide us with the resources, when necessary, to fund our strategic priorities.

Off-Balance Sheet Arrangements

We did not have during the periods presented in this quarterly report on Form 10-Q, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures: We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to record, process, summarize and report this information within the time periods specified in the rules and forms promulgated by the SEC. Our Principal Executive Officer and our Principal Financial Officer are responsible for establishing and maintaining these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b)Changes in Internal Controls over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

The information called for by this item is incorporated by reference to "Note 11 - Commitments and Contingencies" of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this quarterly report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. If any such risks actually occur, our business, financial condition or results of operations could be adversely affected. Our actual results could differ materially from those anticipated in the forward-looking statements including the risks we face described below. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Relating to Our Business, Operations and Product Development

The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes , or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including clinical development of our product candidates, manufacturing, commercial operations and sales.
The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes has evolved into a global pandemic. The novel coronavirus originating in Wuhan, China has spread to many regions of the world, including the United States and Europe. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus and the actions to contain the spread of or to detect, prevent, or treat COVID-19, among others.
The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business.
For example, such restrictions may present challenges in connection with our ability to successfully commercialize Trodelvy, our ability to manufacture and distribute Trodelvy, and our ability to continue clinical development of this product candidate for other indications or of our other product candidates. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, our ability to meet performance obligations under contracts may be impacted.
Severe respiratory symptoms, infections and deaths related to the pandemic may disrupt healthcare delivery in the United States as well as the operations of regulatory bodies with responsibility for oversight of healthcare and health and therapeutic products, including Trodelvy. With respect to clinical trials, restrictions and efforts to avoid further spread of COVID-19 may present challenges to the conduct of these trials consistent with normally applicable approaches and good clinical practice standards, and although regulators including the FDA have offered guidance applicable during the COVID-19 pandemic allowing for flexibility of standards in certain areas and alternate methods of meeting trial oversight obligations (for example, via remote monitoring), the potential impact of these challenges cannot be fully predicted at this time.
Further, disruptions to health care and product delivery and regulation could result in the focus and prioritization of regulatory resources on emergent matters, which could divert regulatory resources away from more routine regulatory matters that are not COVID-19 related but that have the potential to impact our business. It is unknown how long COVID-19 related disruptions could continue, and whether and at what point they may materially impact our business.
Any elongation or de-prioritization or delay in regulatory review resulting from such disruptions could materially affect our ongoing clinical development and commercialization plans. For example, although our lead product candidate has been approved by FDA and any necessary preapproval inspections were completed despite the COVID-19 issues emerging, the FDA has now announced that domestic and foreign facility inspections are temporarily delayed, while inspections deemed “mission critical” (e.g., pre-approval and for-cause inspections) will be carried out on a case-by-case basis. Depending on the length of the COVID-19 pandemic and FDA’s related internal policies, this could impact future applications and product candidates.

We currently engage third-party contract manufacturers to, among other things, manufacture components and materials for our product candidates. If either we or any of our third-party vendors or subcontractors in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted, limiting our ability to supply sufficient product for our clinical or commercial plans.
In response to the COVID-19 pandemic, we have closed our physical offices and have predominantly moved to a remote workforce, except with respect to manufacturing operations.
The COVID-19 pandemic could result in other disruptions including disruptions or restrictions on our ability to travel or to distribute our products (either directly or through third parties), as well as temporary closures of our facilities or the facilities of our suppliers or customers. In the event of a shelter-in-place order or other mandated local travel restrictions, our employees or third-parties conducting manufacturing activities may not be able to access necessary facilities, and our core activities may be significantly limited or curtailed, possibly for an extended period of time. Any disruption of our suppliers, contractors, vendors or customers would likely impact our sales and operating results.
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical development programs, commercialization plans for Trodelvy, healthcare systems or the global economy as a whole. For example, due to the COVID-19 pandemic, we have experienced, and expect to continue to experience, enrollment at a slower pace at certain of our clinical trial sites than initially expected. In addition, certain of our clinical trial sites have suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. These effects could have a material impact on our operations, and we will continue to monitor the situation closely.

We have a long history of operating losses and it is likely that our operating expenses will continue to exceed our revenues for the foreseeable future.

We have incurred significant operating losses since our formation in 1982. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. There can be no assurance that we will be profitable in future quarters or other periods. Further, we have made the strategic decision to focus on our therapeutic pipeline. Although we recently received accelerated approval for Trodelvy, we historically have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic product candidates. Even if we are able to develop additional commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI Finance Trust, a Delaware statutory trust ("RPI"), royalties on certain Trodelvy revenues pursuant to the Royalty Agreement may erode profitability of such products. If we are unable to develop and successfully commercialize viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

We believe our projected financial resources are adequate to (i) support commercial launch of Trodelvy in the United States in mTNBC, (ii) continue to expand the clinical development programs for developing Trodelvy in mTNBC, metastatic urothelial cancer ("mUC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), and other indications of high medical need, (iii) invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), (iv) continued scale up of manufacturing and manufacturing process improvements, and (v) general working capital requirements. However, in case of regulatory delays or other unforeseen events, we may require additional funding.

We may require additional funding in the future to complete our clinical trials currently planned or underway, continue research and new development programs, and continue operations. Potential sources of funding include (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing our full pipeline for mTNBC and beyond, (ii) the sales and marketing of Trodelvy as a third-line therapy for mTNBC in the United States, and (iii) potential equity and debt financing transactions.

Until we can generate significant cash through (i) the entrance into various potential strategic partnerships towards advancing and maximizing our full pipeline for mTNBC and beyond, or (ii) the sales and marketing of Trodelvy as a third-line therapy for mTNBC in the United States, we expect to continue to fund our operations with our current financial resources. In the future, if we cannot obtain sufficient funding through the above methods, we could be required to finance future cash needs through the sale of additional equity and/or issuance of debt. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. Our existing debt may also negatively impact our ability to raise additional capital. If we are unable to raise capital on acceptable terms, our ability to continue our business would be materially and adversely affected.

Although we received accelerated approval of our BLA for Trodelvy for patients with metastatic triple-negative breast cancer, our other most advanced therapeutic product candidates are still only in the clinical development stage, and may require us to raise capital in the future in order to fund further expensive and time-consuming studies before they can even be submitted for final regulatory approval. A failure of a clinical trial could severely harm our business and results of operations.

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

Any substantial delay in successfully completing clinical trials for our product candidates, Trodelvy and IMMU-130, could severely harm our business and results of operations. For example, due to the COVID-19 pandemic, we have experienced, and expect to continue to experience, enrollment at a slower pace at certain of our clinical trial sites than initially expected. In addition, certain of our clinical trial sites have suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. As a result, we expect the results from our clinical trials could be delayed, which in turn could have a material adverse impact on our clinical trial plans and timelines.

Our clinical trials may not adequately show that our drugs are safe or effective, and a failure to achieve the planned endpoints could result in termination of product development or a withdrawal of our accelerated approval for Trodelvy.

Progression of our drug products through the clinical development process is dependent upon our trials indicating our drugs have adequate safety and efficacy in the patients being treated by achieving pre-determined safety and efficacy endpoints or failure by a regulatory authority to agree with our interpretation of clinical trial data according to the trial protocols. Failure to achieve either of these endpoints could result in delays in our trials, require the performance of additional unplanned trials, require termination of any further development of the product for the intended indication, or, in the case of our confirmatory Phase 3 clinical trial for Trodelvy, could result in a withdrawal by FDA of our accelerated approval.

These factors could result in delays in the development of our product candidates and could result in significant unexpected costs or the termination of programs.

On April 6, 2020, we announced that our Phase 3 confirmatory ASCENT study will be halted due to compelling evidence of efficacy. This decision was based on the unanimous recommendation of the study's independent data safety monitoring committee after a routine review the data from the ASCENT study. While the study was halted based on the interim analysis, detailed results of the remainder of the study, including a comparison of the efficacy of Trodelvy to the treatment of physician's choice as measured by progression-free survival in patients with mTNBC previously treated with at least two systemic chemotherapy regimens as well as secondary objectives including overall survival, independently-determined objective response rate, duration of response and time to onset of response per RECIST 1.1 criteria, quality of life, and safety, are not yet available. Final results will become available following study close out and unblinding of study data. We cannot guarantee that the final results of the ASCENT study, once known, and other existing clinical data will be sufficient to support the approval of a supplemental BLA, or whether regulatory agencies will require additional clinical trials or information, which could impact the approvability or commercialization timing and prospects of Trodelvy for the treatment of adult patients with mTNBC who have received at least two prior therapies for metastatic disease.

Information obtained from our Expanded Access Program launched in January 2020 may not reliably predict the efficacy of our product candidates in company-sponsored clinical trials and may lead to adverse events that could limit approval.

In January 2020, we instituted an Expanded Access Program for mTNBC patients. Expanded access studies conducted under this program are uncontrolled, carried out by individual investigators and not typically conducted in strict compliance with current Good Clinical Practices (“cGCPs”), all of which can lead to a treatment effect which may differ from that in placebo-controlled trials. These studies provide only anecdotal evidence of efficacy for regulatory review. These studies contain no control or comparator group for reference and these patient data are not designed to be aggregated or reported as study results. Moreover, data from such small numbers of patients may be highly variable.

Expanded access programs provide supportive safety information for regulatory review. Physicians conducting these studies may use Trodelvy in a manner inconsistent with the protocol. Any adverse events or reactions experienced by subjects in the expanded access program may be attributed to Trodelvy and may impact the safety profile of the drug with related labeling and other regulatory implications.

Should the clinical development process be successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of unique risks and uncertainties.

Even if we are able to demonstrate the safety and efficacy of our product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidates for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials; or with our interpretation of data from our preclinical studies or clinical trials; or may otherwise take the position that our product candidates fail to meet the requirements and standards for regulatory approval. There is limited FDA precedent or guidance on ADCs, and ADC product candidates may present more complex review considerations than conventional drugs, given their biologic (antibody), drug, and linker components. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (“CMC”), or other data and information, and the development and provision of these data and information may be time consuming and expensive. Regulatory approvals may not be granted on a timely basis, if at all, and even if and when they are granted, they may not cover all the indications for which we seek approval, and they may be subject to the submission of additional confirmatory data to verify clinical benefit post-approval (i.e., for products approved under the accelerated approval pathway), as well as postmarketing requirements, and postmarketing commitments.

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

Over the long term, we expect to commercialize Trodelvy in mTNBC in the United States and globally, to expand Trodelvy to treat patients with other solid tumors, including UC, HR+/HER2- mBC, NSCLC and other serious cancers, to continue to expand research and development activities and we do not believe we will have adequate cash to continue commercial expansion and development of Trodelvy, or to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•	the rate of progress of commercialization of Trodelvy in mTNBC and our ability to develop it for other cancers;

•	the rate at which we progress our research programs and the number of product candidates we have in preclinical and clinical development at any one time;

•	the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

•	our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•	the time and costs involved in obtaining FDA and foreign regulatory approvals;

•	the cost of first obtaining, and then defending, our patent claims and other intellectual property rights; and

•	our ability to enter into licensing and other collaborative agreements to help offset some of these costs.

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

Until we can generate significant cash through either (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or (ii) the sales and marketing of Trodelvy as a third-line therapy for mTNBC, we may need additional funding. We believe our projected financial resources are adequate to (i) support commercial launch of Trodelvy in the United States in mTNBC, (ii) continue to expand the clinical development programs for developing Trodelvy in mTNBC, metastatic urothelial cancer ("mUC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), and other indications of high medical need, (iii) invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), (iv) continued scale up of manufacturing and manufacturing process improvements, and (v) general working capital requirements. However, in case of regulatory delays or other unforeseen events, we may require additional funding. If, however, we cannot obtain sufficient funding through the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, we could be required to finance future cash needs through the sale of additional equity securities and/ or the issuance of debt. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

Our ability to conduct our preclinical and clinical research and development programs depends, in large part, upon our ability to manufacture our proprietary compounds in accordance with the FDA and other regulatory requirements. We have limited historical experience in manufacturing these compounds in significant quantities, and we may not be able to do so in the quantities required to commercialize these products. Any interruption in manufacturing across the supply chain, whether by natural disasters, global disease outbreaks such as COVID-19 or otherwise, could significantly and adversely affect our operations, and delay our research and development programs. The COVID-19 pandemic in particular could adversely impact our internal and third party manufacturing operations as well as our supply chains and distribution systems. Due to the uncertainty around the duration and breadth of the COVID-19 pandemic, the ultimate impact on our manufacturing cannot be reasonably estimated at this time.

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

Although historically we have been a research and development company, we are commercializing our lead product internally rather than licensing such asset. There can be no assurance that we will be successful in developing and expanding commercial operations or balancing our research and development activities with our commercialization activities.

We have historically been engaged primarily in research and development activities, but are commercializing our lead product, Trodelvy, ourselves. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercialization activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems relating to managing manufacturing and supply, reimbursement, marketing problems and additional costs. Our product candidates will require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the United States and other countries. In addition, we may be required to spend significant funds on building out our commercial operations.

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

•
our ability to appropriately market, detail, and distribute products in light of healthcare provider facility closures, quarantine, travel restrictions and other governmental restrictions caused by COVID-19;

•	understanding and training relevant personnel on the limitations on, and the transparency and reporting requirements applicable to, remuneration provided to actual and potential referral sources; and

•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements.

Additionally, commercial products must now meet the requirements of the Drug Supply Chain Security Act ("DSCSA"), which imposes obligations on manufacturers of prescription drug products for commercial distribution, regulating the distribution of the products at the federal level, and sets certain standards for federal or state registration and compliance of entities in the supply chain (manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers). The DSCSA preempts previously enacted state pedigree laws and the pedigree requirements of the Prescription Drug Marketing Act of 1987 ("PDMA"). Trading partners within the drug supply chain must now ensure certain product tracing requirements are met that they are doing business with other authorized trading partners; and they are required to exchange transaction information, transaction history, and transaction statements. Further, the DSCSA limits the distribution of prescription pharmaceutical products and imposes requirements to ensure overall accountability and security in the drug supply chain. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years through 2023, and subject companies will need to continue their implementation efforts. The distribution of product samples continues to be regulated under the PDMA, and some states also impose regulations on drug sample distribution.

If we are unable to develop commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI royalties on certain Trodelvy revenues pursuant to the funding agreement may also erode profitability of this product. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any of our product candidates, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize certain of our product and product candidates. Any of our collaboration partners may not adequately perform their responsibilities under our agreements, which could adversely affect our development and commercialization program.

A key element of our business strategy has been to develop, market and commercialize our product and product candidates through collaborations with more established pharmaceutical companies, including, but not limited to, our collaborations with Everest, Clovis, Roche and AstraZeneca. To the extent we continue to rely on this business strategy, we may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize any of our product and product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product and product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product and product candidates.

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of certain of our product candidates, including the manufacturing of product materials, the design and conduct of clinical trials for certain of our product candidates, and potentially the obtaining of regulatory approvals and marketing and distribution of any successfully developed products. Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected. Our expenses may also increase as a result of our plan to undertake these activities internally to commercialize Trodelvy.

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

The successful development of therapeutic products frequently requires the application of multiple technologies that may be subject to the patent or other intellectual property rights of third parties. Although we believe it is likely we will need to license technologies and processes from third parties in the ordinary course of our business, we are not currently aware of any material conflict involving our technologies and processes with any valid patents or other intellectual property rights owned or licensed by others that would affect commercial sales of Trodelvy or other products starting in 2020. In the event that a third party was to claim such a conflict existed, they could sue us for damages as well as seek to prevent us from commercializing our product candidates. It is possible that a third party could successfully claim that our products infringe on their intellectual property rights. Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding, even if resolved in our favor, would require significant financial resources and management time.

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

The biotechnology industry is highly competitive, particularly in the area of therapeutic oncology products. In recent years, there have been extensive technological innovations achieved in short periods of time, and it is possible that future technological changes and discoveries by others could result in our products and product candidates quickly becoming uncompetitive or obsolete. A number of companies, including ADC Therapeutics, AbbVie, Astellas Pharma, AstraZeneca, Bristol-Myers Squibb, Daiichi Sankyo, GlaxoSmithKline, Immunogen, Merck, Novartis, Pfizer, Roche, Sanofi, Seattle Genetics, and Zyme-Works, are engaged in the development of therapeutic ADC and/or oncology products. Many of these companies have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have more established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market oncology products. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies. Further, even if we are able to successfully develop and commercialize products, other manufacturers operating in emerging markets may also have a competitive advantage over us with respect to competing products due to their ability to manufacture with a lower cost base.

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

Certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, and Ms. Cynthia L. Sullivan, a former Director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg). Dr. Goldenberg is also a minority stockholder of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past fifteen years. As of March 31, 2020, IBC has a liability to Immunomedics Inc. which is eliminated in consolidation.

On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC.

On March 5, 2019, we entered into an agreement with Scott Canute, a member of our Board of Directors, in connection with his appointment as Executive Director of the Company. On April 16, 2020, Mr. Canute stepped down from his role as Executive Director but will continue to serve as a member of our Board of Directors. Refer to Note 9 - "Related Party Transactions" for further information.

On November 19, 2019, pursuant to the Plan, the Board of Directors approved a stock option grant to Behzad Aghazadeh, Executive Chairman of the Board of Directors of the Company, to purchase 150,000 shares of the Company's common stock (the "Performance-Based Option") for certain duties performing this role; including providing consulting and advisory services to the Company. The Performance-Based Option is a nonqualified stock option and one third vested upon FDA acceptance of the BLA resubmission, and two thirds vested upon approval from the FDA for the Company’s BLA for Trodelvy. On March 20, 2020, we also granted Dr. Aghazadeh an award of 100,000 restricted stock units, which vest as to 1/3 on each of the first, second and third anniversary of the date of grant.

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

The commercial success of our product and product candidates depends on the availability and sufficiency of third-party payor coverage and reimbursement. Given that recent cancer therapeutics for solid cancers such as the ones we are developing can cost approximately in the range of $13,000 to $30,000 a month, even if our product candidates become available for sale it is likely that federal and state governments, insurance companies and other payors of health care costs will try to first limit the use of these drugs to certain patients, and may be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

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

The United States government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our product candidates from coverage and limit payments for pharmaceuticals. We continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level. For example, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, and incentivize manufacturers to lower the list price of their products. Although some proposals related to the administration’s Blueprint require additional authorization to become effective, may ultimately be withdrawn, or may face challenges in the courts, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs. Drug pricing remains a key bipartisan issue and drug pricing legislation has been introduced in both the Senate and the House. The Senate Finance Committee released “The Prescription Drug Pricing Reduction Act of 2019” in late July 2019 which includes changes to Medicare and Medicaid drug pricing and targets certain pharmacy benefit manager (“PBM”) and pharmaceutical manufacturer pricing practices such as: (i) revisions to Medicare Part D benefit design and capping beneficiary out-of-pocket costs at $3,100; (ii) an inflationary rebate policy that would require pharmaceutical manufacturers to pay rebates when the price of their drug or biologic increases faster than inflation; (iii) manufacturer reporting requirement to the U.S. Department of Health and Human Services ("HHS") for certain drug price increases; and (iv) PBM transparency requirements and a ban on spread pricing in Medicaid. In December 2019, the House passed a drug pricing bill, “Lower Drug Costs Now Act of 2019", which features Medicare Parts B and D direct negotiation with manufacturers, inflationary rebates and a restructuring of the Part D benefit. Direct price negotiations would occur for at least 50 of the most costly drugs to Medicare and would target drugs without a comparable generic or biosimilar on the market. Negotiated prices under the House bill could be used by any payor, both governmental and commercial. Republicans in both chambers have opposed the drug pricing bills but the Trump administration has expressed support for the Senate bill and continues to push for drug pricing controls. If drug pricing reform is not meaningfully addressed before the 2020 election, policies to be pursued in the future may be more aggressive, regardless of which party controls the White House.

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

If any of our product candidates fail to achieve sufficient market acceptance, we may not be able to generate sufficient revenue to become profitable. The degree of market acceptance of our product candidates, if and when they are approved for commercial sale, will depend on a number of factors, including, but not limited to:

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

•
our ability to appropriately market, detail, and distribute products in light of healthcare provider facility closures, quarantine, travel restrictions and other governmental restrictions caused by COVID-19;

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

Among the provisions of the ACA of importance to the pharmaceutical industry are the following:

•
the Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition of Medicare Part B and Medicaid coverage of the manufacturer's outpatient drugs furnished to Medicaid patients. Effective in 2010, the ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, establishing new methodologies by which AMP is calculated and rebates owed by manufacturers under the Medicaid Drug Rebate Program are collected for drugs that are inhaled, infused, instilled, implanted or injected, adding a new rebate calculation for "line extensions" (i.e., new formulations, such as extended release formulations) of oral solid dosage forms of branded products, expanding the universe of Medicaid utilization subject to drug rebates to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, and expanding the population potentially eligible for Medicaid drug benefits;

•
the expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133.0% of the federal poverty level beginning in 2014, thereby potentially increasing both the volume of sales and manufacturer's Medicaid rebate liability;

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

•
the ACA imposed a requirement on manufacturers of branded drugs to provide a 50% which increased to 70% on January 1, 2019, discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., the "donut hole");

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

On December 14, 2018, the U.S. District Court for the Northern District of Texas struck down the ACA in Texas v. Azar, deeming it unconstitutional given that Congress repealed the individual mandate in 2017; on July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard arguments on appeal in this matter. On December 18, 2019, the Fifth Circuit ruled that the ACA's individual mandate is unconstitutional. In concluding that the individual mandate is unconstitutional, the question remains whether, or how much of, the rest of the ACA is severable from that constitutional defect. The Fifth Circuit further remanded the case to the U.S. District Court for the Northern District of Texas to further analyze whether the other provisions of the ACA are severable as they currently exist under the law. On March 2, 2020, however, the Supreme Court agreed to review the case. Oral argument could be scheduled as soon as October 2020, although it is likely that the Court may not issue its decision until after the November 2020 elections. It is unclear how the eventual decision from this appeal, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Healthcare laws and regulations may affect the pricing of our product and product candidates and may affect our profitability.

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

•
we rely on third parties, such as consultants, contract research organizations, medical institutions, and clinical investigators, to conduct clinical trials for our drug candidates and if we or any of our third-party contractors fail to comply with applicable regulatory requirements, such as requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency ("EMA") or comparable foreign regulatory authorities may require us to perform additional clinical trials;

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

•
although we have received accelerated approval for Trodelvy in the United States, its continuing approval remains subject to the outcomes of our confirmatory Phase 3 clinical trial along with post-marketing requirements and commitments;

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

•
Federal enforcement agencies and private whistleblowers recently have shown interest in pharmaceutical companies’ product and patient assistance programs ("PAPs"), including reimbursement support, co-pay support, nursing, adherence and educational services, referrals to other providers, donations to independent patient assistance charities, and relationships with specialty pharmacies. Co-pay assistance programs are intended to assist qualified patients with private insurance with any out-of-pocket financial obligations but must exclude any government healthcare program beneficiaries. Several investigations into patient assistance practices have resulted in significant civil and criminal settlements. Recently, the HHS-Office of the Inspector General has released several industry guidance documents, special bulletins, and advisory opinions addressing PAPs. Failure to implement certain measures and safeguards may be found by government agencies to courts to be evidence of intent to induce the purchase of drugs paid for by federal programs, in violations of the Anti-Kickback Statute. PAPs have also been the subject of recent Congressional review.

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

•
The Federal Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, ("HITECH"), and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, and business associates. Among other things, HITECH made certain aspects of HIPAA's rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office of Civil Rights, or ("OCR"), has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million.

•
The federal physician payment transparency requirements, sometimes referred to as the "Physician Payments Sunshine Act," created under the United States Patient Protection and Affordable Care Act of 2010, as amended, or the ACA, and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children's Health Insurance Program (with certain exceptions) to annually report to HHS, information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In 2022, the Sunshine Act will be extended to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to healthcare providers.

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

•
According to the United States Federal Trade Commission, ("FTC"), failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

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

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws,, and other states laws addressing the pharmaceutical and healthcare industries, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases that may apply regardless of payor, i.e., even if reimbursement is not available; some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines (the PhRMA Code) and the relevant compliance program guidance promulgated by the federal government (HHS-OIG) in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other healthcare providers, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted legislation - the California Consumer Privacy Act (“CCPA”) - which goes into effect January 1, 2020. The CCPA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General has issued clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law and for protected health information collected by covered entities or business associates subject to HIPAA as specified in the law, it may regulate or impact our processing of personal information depending on the context. Despite the issuance of clarifying regulations by the Attorney General , it remains unclear how the statue and regulations will be interpreted and enforced.

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

EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the EU General Data Protection Regulation, ("GDPR"), in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management's attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

Our employees and our independent contractors, principal investigators, consultants or commercial collaborators, as well as their respective sub-contractors, if any, may engage in misconduct or fail to comply with certain regulatory standards and requirements, which could expose us to liability and adversely affect our reputation.

Our employees and our independent contractors, principal investigators, consultants or commercial collaborators, as well as their respective sub-contractors, if any, may engage in fraudulent conduct or other illegal activity, which may include intentional, reckless or negligent conduct that violates, among others, (a) FDA laws and regulations, or those of comparable regulatory authorities in other countries, including those laws that require the reporting of true, complete and accurate information to the FDA, (b)

manufacturing standards, (c) healthcare fraud and abuse laws (d) anti-bribery and anti-corruption laws, including the Foreign Corrupt Practices Act ("FCPA"), or (e) laws that require the true, complete and accurate reporting of financial information or data. For example, such persons may improperly use or misrepresent information obtained in the course of our clinical trials, create fraudulent data in our preclinical studies or clinical trials or misappropriate our drug products, which could result in regulatory sanctions being imposed on us and cause serious harm to our reputation. It is not always possible for us to identify or deter misconduct by our employees and third parties, and any precautions we may take to detect or prevent such misconduct may not be effective. Any misconduct or failure by our employees and our independent contractors, principal investigators, consultants or commercial collaborators, as well as their respective subcontractors, if any, to comply with the applicable laws or regulations may expose us to governmental investigations, other regulatory action or lawsuits. If any action is instituted against us as a result of the alleged misconduct of our employees or other third parties, regardless of the final outcome, our reputation may be adversely affected and our business may suffer as a result. If we are unsuccessful in defending against any such action, we may also be liable to significant fines or other sanctions, which could have a material and adverse effect on us.

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

Sales of our common stock in the public market could materially and adversely affect the market price of shares. As of March 31, 2020, we had 213,929,505 shares of common stock issued, plus (1) outstanding options to purchase 7,041,952 shares of common stock with a weighted-average exercise price of $16.54 per share, (2) 158,002 outstanding restricted stock units held by certain directors of the Company, (3) 684,429 outstanding performance stock options held by certain executive officers, directors and employees of the Company, and (4) 3,492,087 shares of common stock reserved for potential future grant under the Plan. Of the 250,000,000 shares of common stock authorized under our Certificate of Incorporation, there were 24,694,025 shares of common stock available for future issuance as of March 31, 2020.

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

As of March 31, 2020, Avoro Capital Advisors LLC (“Avoro”) was the beneficial owner of approximately 11.5% of our outstanding common stock. Avoro is our largest stockholder, and Dr. Behzad Aghazadeh, the portfolio manager and controlling person of Avoro, serves as our Executive Chairman.

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

IMMUNOMEDICS, INC.

May 6, 2020	/s/ Harout Semerjian
Harout Semerjian
Chief Executive Officer (Principal Executive Officer)

May 6, 2020	/s/ Usama Malik
Usama Malik
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.41*	Executive Employment Agreement, dated as of February 13, 2020, by and between the Company and Loretta Itri.

10.42*	Incentive Stock Option Grant, dated as of February 13, 2020, by and between the Company and Loretta Itri.

10.43*+	Executive Employment Agreement, dated as of April 16, 2020, by and between the Company and Harout Semerjian.

10.44*	Nonqualified Stock Option Grant, dated as of April 16, 2020, by and between the Company and Harout Semerjian.

10.45*	Time-Based Restricted Stock Unit Agreement, dated as of April 16, 2020, by and between the Company and Harout Semerjian.

10.46*+	Performance-Based Restricted Stock Unit Agreement, dated as of April 16, 2020, by and between the Company and Harout Semerjian.

31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019; (ii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the three months ended March 31, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019; and, (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL, included in Exhibit 101 Inline XBRL Document Set.

*    Filed herewith.

**    In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

+    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The            omitted information is not material and would likely cause competitive harm to the Company if publicly            disclosed.