Form 10-Q
period 2020-06-30
IMMUNOMEDICS INC
filed 2020-08-05
CIK 722830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s common stock outstanding as of July 30, 2020 was 231,143,549.

Immunomedics, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$971,193	$608,628
Marketable securities	4,325	4,550
Accounts receivable, net of allowances of $0 and $0 at June 30, 2020 and December 31, 2019, respectively	22,258	295
Inventory	20,807	—
Prepaid expenses	21,105	21,818
Other current assets	3,788	3,413
Total current assets	1,043,476	638,704
Property and equipment, net of accumulated depreciation and amortization of $9,955 and $7,925 at June 30, 2020 and December 31, 2019, respectively	33,512	32,762
Other long-term assets	142	256
Total Assets	$1,077,130	$671,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$59,862	$60,860
Liability related to sale of future royalties - current	21,043	3,455
Lease liability - current	356	337
Convertible senior notes, net	—	7,106
Total current liabilities	81,261	71,758
Liability related to sale of future royalties - non-current	267,650	257,769
Deferred revenues	126,210	65,000
Lease liability - non-current	9,782	9,965
Total Liabilities	484,903	404,492
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Convertible preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; authorized 275,000,000 shares at June 30, 2020 (250,000,000 at December 31, 2019); issued 231,073,471 shares and outstanding 230,953,850 shares at June 30, 2020; issued 212,529,313 shares and outstanding 212,409,692 shares at December 31, 2019	2,311	2,125
Capital contributed in excess of par	2,063,819	1,579,205
Treasury stock, at cost: 119,621 shares at June 30, 2020 and December 31, 2019	(2,095)	(2,095)
Accumulated deficit	(1,469,919)	(1,310,406)
Accumulated other comprehensive loss	(795)	(568)
Total Immunomedics, Inc. stockholders' equity	593,321	268,261
Noncontrolling interest in subsidiary	(1,094)	(1,031)
Total Stockholders' Equity	592,227	267,230
Total Liabilities and Stockholders' Equity	$1,077,130	$671,722

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Product revenue, net	$20,074	$—	$20,074	$—

Costs and Expenses:
Costs of goods sold	1,669	—	1,669	—
Research and development	42,561	52,923	104,989	111,095
Sales and marketing	12,883	6,346	20,950	14,227
General and administrative	15,973	7,899	27,446	21,494
Total costs and expenses	73,086	67,168	155,054	146,816
Operating loss	(53,012)	(67,168)	(134,980)	(146,816)
Interest expense	(14,232)	(10,625)	(27,770)	(20,584)
Interest and other income	747	1,840	3,174	4,043
Loss before income tax	(66,497)	(75,953)	(159,576)	(163,357)
Income tax expense	—	—	—	—
Net loss	$(66,497)	$(75,953)	$(159,576)	$(163,357)
Net loss attributable to noncontrolling interest	(31)	—	(63)	(67)
Net loss attributable to Immunomedics, Inc. stockholders	$(66,466)	$(75,953)	$(159,513)	$(163,290)
Loss per common share attributable to Immunomedics, Inc. stockholders (basic and diluted):	(0.30)	(0.40)	(0.73)	(0.85)
Weighted average shares used to calculate loss per common share (basic and diluted):	225,306	191,745	219,210	191,401
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	7	195	(2)	186
Unrealized loss on securities available for sale	—	—	(225)	(200)
Other comprehensive gain (loss), net of tax:	7	195	(227)	(14)
Comprehensive loss	(66,490)	(75,758)	(159,803)	(163,371)
Comprehensive loss attributable to noncontrolling interest	(31)	—	(63)	(67)
Comprehensive loss attributable to Immunomedics, Inc. stockholders	$(66,459)	$(75,758)	$(159,740)	$(163,304)

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Immunomedics, Inc. Stockholders' Equity
			Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount						Total
Three Months Ended June 30, 2020:
Balance at March 31, 2020	213,929	$2,139	$1,590,185	$(2,095)	$(1,403,453)	$(802)	$(1,063)	$184,911
Exercise of stock options, net	139	1	1,962	—	—	—	—	1,963
Stock-based compensation	58	1	7,249	—	—	—	—	7,250
Issuance of common stock in public offering, net	16,947	170	464,423	—	—	—	—	464,593
Other comprehensive income	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	(66,466)	—	(31)	(66,497)
Balance at June 30, 2020	231,073	$2,311	$2,063,819	$(2,095)	$(1,469,919)	$(795)	$(1,094)	$592,227

Three Months Ended June 30, 2019:
Balance at March 31, 2019	191,509	$1,915	$1,224,066	$(2,095)	$(1,040,553)	$(560)	$(969)	$181,804
Exercise of stock options, net	77	1	280	—	—	—	—	281
Stock-based compensation	15	—	2,404	—	—	—	—	2,404
Issuance of common stock in at-the-market offering, net	371	4	5,825	—	—	—	—	5,829
Other comprehensive income	—	—	—	—	—	195	—	195
Net loss	—	—	—	—	(75,953)	—	—	(75,953)
Balance at June 30, 2019	191,972	$1,920	$1,232,575	$(2,095)	$(1,116,506)	$(365)	$(969)	$114,560

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Immunomedics, Inc. Stockholders' Equity
			Capital Contributed in Excess of Par			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount						Total
Six Months Ended June 30, 2020:
Balance at December 31, 2019	212,529	$2,125	$1,579,205	$(2,095)	$(1,310,406)	$(568)	$(1,031)	$267,230
Exercise of stock options, net	146	1	1,994	—	—	—	—	1,995
Stock-based compensation	58	1	11,097	—	—	—	—	11,098
Issuance of common stock due to debt conversion	1,393	14	7,100	—	—	—	—	7,114
Issuance of common stock in public offering, net	16,947	170	464,423	—	—	—	—	464,593
Other comprehensive loss	—	—	—	—	—	(227)	—	(227)
Net loss	—	—	—	—	(159,513)	—	(63)	(159,576)
Balance at June 30, 2020	231,073	$2,311	$2,063,819	$(2,095)	$(1,469,919)	$(795)	$(1,094)	$592,227

Six Months Ended June 30, 2019:
Balance at December 31, 2018	190,446	$1,905	$1,219,237	$(824)	$(953,216)	$(351)	$(902)	$265,849
Exercise of stock options, net	1,140	11	3,366	(1,271)	—	—	—	2,106
Stock-based compensation	15	—	4,147	—	—	—	—	4,147
Issuance of common stock in at-the-market offering, net	371	4	5,825	—	—	—	—	5,829
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(163,290)	—	(67)	(163,357)
Balance at June 30, 2019	191,972	$1,920	$1,232,575	$(2,095)	$(1,116,506)	$(365)	$(969)	$114,560

See accompanying notes to unaudited condensed consolidated financial statements.

IMMUNOMEDICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(159,576)	$(163,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,936	1,839
Loss on disposal of property and equipment	87	—
Interest on non-recourse debt	27,469	20,373
Amortization of debt issuance costs	8	25
Non-cash lease expense	142	130
Non-cash expense related to stock-based compensation	11,098	4,147
Changes in deferred revenue	61,210	65,000
Changes in inventory	(20,807)	—
Changes in accounts receivable, net	(21,963)	—
Changes in other operating assets and liabilities	(2,298)	4,670
Net cash used in operating activities	(102,694)	(67,173)
Cash flows from investing activities
Purchases of property and equipment	(1,324)	(5,699)
Net cash used in investing activities	(1,324)	(5,699)
Cash flows from financing activities:
Exercise of stock options, net	1,995	2,106
Proceeds from the issuance of common stock in at-the-market offering	—	5,829
Proceeds from public offering of common stock, net	464,593	—
Net cash provided by financing activities	466,588	7,935
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5)	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	362,565	(64,951)
Cash, cash equivalents and restricted cash beginning of period	612,041	494,173
Cash, cash equivalents and restricted cash end of period	$974,606	$429,222
Supplemental disclosure of cash flow information:
Interest paid	$169	$169
Schedule for non-cash investing and financing activities:
Issuance of common stock due to debt conversion	$7,114	$—
Accrued capital expenditures	$1,690	$404
Shares received in cashless exercise	$—	$1,271

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows and supplemental cash flow information related to leases (dollars in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$971,193	$427,909
Restricted cash in other current assets	3,413	1,313
Total cash, cash equivalents and restricted cash	$974,606	$429,222

Supplemental cash flow information related to leases for the six months ended:
Non-cash lease expense	$142	$130
Change in operating lease liabilities	$164	$79

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

1.          Business Overview, Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Business Overview
Immunomedics, Inc., a Delaware corporation, together with its subsidiaries (collectively "we," "our," "us," "Immunomedics", or the "Company"), is a leader in next-generation antibody-drug conjugate (“ADC”) technology, committed to help transform the lives of people with hard-to-treat cancers. Immunomedics manages its operations as one line of business of researching, developing, manufacturing and marketing biopharmaceutical products, particularly antibody-based products for patients with difficult-to-treat solid tumors and blood cancers. The Company currently reports as a single industry segment with substantially all business conducted in the United States. Immunomedics conducts its research activities in the United States and runs its development studies in the United States and selected European countries.
On April 22, 2020, the United States Food and Drug Administration ("FDA") granted accelerated approval to Trodelvy™ (sacituzumab govitecan-hziy) for the treatment of adult patients with metastatic triple-negative breast cancer (“mTNBC”). Patients must have received at least two prior therapies before taking Trodelvy. Trodelvy was approved based on the objective response rate of 33.3 percent and duration of response of 7.7 months observed in a single-arm, multicenter Phase 2 study in 108 adult mTNBC patients who had previously received a median of three prior systemic therapies in the metastatic setting. Continued approval is contingent upon verification of clinical benefit in the confirmatory Phase 3 ASCENT study. On July 6, 2020, we announced that the ASCENT study met its primary endpoint of progression-free survival, as well as key secondary endpoints, including overall survival and objective response rate, in brain metastasis negative patients with mTNBC who have previously received at least two prior therapies for metastatic disease. The safety profile of Trodelvy observed in the ASCENT study remained consistent with the FDA-approved label, with neutropenia and diarrhea as the most common Grade 3 or 4 adverse events and no new safety signals were observed.

Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments in April 2020. The Company expects to continue to incur operating losses while funding commercial launch efforts for Trodelvy, research and development activities, regulatory submissions, and selling, general and administrative expenses. The Company expects its future cash requirements to be substantial due to commercialization of Trodelvy and additional clinical trials related to Trodelvy.

The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months.

Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations in the Company's quarter ended June 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Immunomedics, which incorporates our foreign subsidiary, Immunomedics GmbH in Rödermark, Germany, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. With respect to the financial information for the interim periods included in this Quarterly Report on Form 10-Q, which is unaudited, management believes that all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the results for such interim periods have been included. Operating results for three and six month periods ended June 30, 2020, are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2020, or any other period. The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.
Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K, except as it relates to revenue recognition, accounts receivable, inventory, cost of sales, and the adoption of new accounting standards during the six months ended June 30, 2020, as discussed below.

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

Revenue is recorded at net selling price (transaction price), which includes estimates of variable consideration for which reserves are established for (a) customer credits, and specialty pharmacies fees, (b) estimated government rebates, such as Medicaid and Medicare Part D reimbursements, and estimated managed care rebates, (c) estimated chargebacks, and (d) estimated costs of co-payment assistance. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (chargebacks), prepaid expenses (co-payment assistance), or as a current liability (rebates). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as the Company's historical experience, current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Cash discounts and distributor fees: We provide customary discounts on Trodelvy sales to our customers, terms for which are explicitly stated in our contracts with such customers. We also pay fees for distribution services to our customers for sales order management, data, and distribution services, terms for which are also explicitly stated in our contracts with such customers. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, or as a component of accrued expenses (distributor fees).

Product returns: Consistent with industry practice, we offer our customers and other indirect purchasers a limited right of return for purchased units of Trodelvy for damage, defect, recall, and/or product expiry. We estimate the amount of product sales that will be returned using a probability-weighted estimate, initially calculated based on data from similar products and other qualitative considerations, such as visibility into the inventory remaining in the distribution channel. Reserves for estimated returns are recorded as a reduction of revenue in the period that the related revenue is recognized, as well as a reduction to accounts receivable.

Customer credits: The Company's customers are offered various forms of consideration, including fees for enhanced services. The payment terms for sales to specialty pharmacies for fees for services are based on contractual rates agreed with the respective specialty pharmacies. The Company anticipates that its customers will earn these discounts and fees and, therefore, deducts the full amount of these discounts and fees from total gross product revenues at the time such revenues are recognized.

Government Rebates: The Company contracts with government agencies and managed care organizations or collectively, third-party payors, so that Trodelvy will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. The Company estimates the rebates it will provide to third-party payors and deducts these estimated amounts from total gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period in which the revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. The current liability is included in accounts payable and accrued expenses on the condensed consolidated balance sheets as of June 30, 2020. The Company estimates the rebates that it will provide to third-party payors based upon (i) the Company's contracts with these third-party payors, (ii) the government mandated discounts applicable to government-funded programs, (iii) a range of possible outcomes that are probability-weighted for the estimated payor mix, and (iv) information obtained from the Company's specialty pharmacies.

Chargebacks: Chargebacks are discounts that occur when certain contracted customers, currently public health service institutions and federal government entities purchasing via the Federal Supply Schedule, purchase directly from the Company's specialty distributor. Contracted customers generally purchase the product at a discounted price and the specialty distributor, in turn, charges back to the Company the difference between the price the specialty distributor initially paid and the discounted price paid by the contracted customers. The Company estimates chargebacks provided to the specialty distributor and deducts these estimated amounts from gross product revenues, and from accounts receivable, at the time revenues are recognized.

Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish accruals for co-payment assistance. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue. The Company adjusts its accruals for co-pay assistance based on actual redemption activity and estimates of future redemptions related to sales in the current period.

If any, or all, of the Company's actual experience varies from the estimates above, the Company may need to adjust prior period accruals, affecting revenue in the period of adjustment.

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of June 30, 2020, we determined an allowance for doubtful accounts was currently not required based upon our review of contractual payment terms and individual customer circumstances.

Inventory

Prior to regulatory approval, we expensed costs relating to the production of inventory as research and development expense in the period incurred. We capitalized the costs to manufacture our products incurred after regulatory approval. We value our inventories at the lower of cost or estimated net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out (FIFO) basis. Raw materials and work in process includes all inventory costs prior to packaging and labelling, including raw material, active product ingredient, and drug product. Finished goods include packaged and labelled products. Inventories that may be used for either research and development or commercial sale are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is intended to be used for research and development, it is expensed as research and development once that determination is made.

Prior to FDA approval of Trodelvy, all costs related to the manufacturing of Trodelvy that could potentially be available to support the commercial launch of our products were charged to research and development expense in the period incurred. We analyze our inventory levels for recoverability each reporting period. In the period in which there is an impairment identified, we write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value, and inventory in excess of expected sales requirements as cost of sales. The determination of whether inventory costs will be realizable is based on our estimates. If actual market conditions are less favorable than projected by us, additional write-downs of inventory may be required, which would be recorded as cost of sales.

Cost of Sales

Cost of sales includes the cost of producing and distributing inventories that are related to product revenue during the respective period, including salary related and stock-based compensation expense for employees involved with production and distribution, freight, and indirect overhead costs, as well as third-party royalties payable on product revenue, net. This includes royalties payable to RPI Finance Trust, pursuant to the Funding Agreement. The Company did not make any royalty payments under the Funding Agreement during the three months ended June 30, 2020. Refer to Notes 5 and 7 for further discussion. In addition, shipping and handling costs for product shipments are recorded as incurred. Finally, cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

Net Loss Per Common Share

Net loss per basic and diluted common share allocable to common stockholders is based on the net loss for the relevant period, divided by the weighted-average number of common shares outstanding during the period. For purposes of the diluted net loss per common share calculations, the conversion of the Convertible Senior Notes at June 30, 2019, the exercise of stock options or vesting of RSUs are not included because their effect would have been anti-dilutive, due to the net loss recorded for the three and six-month periods ended June 30, 2020 and 2019. The common stock equivalents excluded from the diluted per share calculation are 7,712,212 and 6,540,254 shares at June 30, 2020 and 2019, respectively.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," to no longer require public companies to disclose transfers between Level 1 and Level 2 of the fair value hierarchy, and to require disclosure about the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Upon adoption of ASU 2018-13, there was no material effect to the Company's disclosures in the footnotes to the condensed consolidated financial statements. For new disclosures regarding our Level 3 financial instrument please refer to Note 7 - "Estimated Fair Value of Financial Instruments".

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

2.          Revenue Recognition

Gross-to-Net Sales Adjustments

To date, our only source of product revenue has been from the U.S. sales of Trodelvy, which we began shipping to our customers in April 2020. We record our best estimate of sales discounts and allowances to which customers are likely to be entitled. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and six months ended June 30, 2020 (in thousands):

Gross product revenue	$24,198
Gross-to-net adjustments:
Government rebates	(2,709)
Chargebacks and distributor service fees	(1,173)
Sales returns and allowances	(242)
Total gross-to-net adjustments (1)	(4,124)
Net product revenue	$20,074
(1) As of June 30, 2020, approximately $2.7 million of estimated gross-to-net accruals have been recorded within accounts payable and accrued expenses on the condensed consolidated balance sheets.

Everest Medicines II Limited

On April 29, 2019, we entered into a license agreement (the "License Agreement") with Everest Medicines II Limited, a China limited company ("Everest"). Pursuant to the License Agreement, we granted Everest an exclusive license to develop and commercialize Trodelvy in the People's Republic of China, Taiwan, Hong Kong, Macao, Indonesia, Philippines, Vietnam, Thailand, South Korea, Malaysia, Singapore and Mongolia (the "Territory"). In consideration for entering into the License Agreement, Everest made a one-time, non-refundable upfront payment to us in the aggregate amount of $65.0 million which was recorded as deferred revenue on the condensed consolidated balance sheets. On April 22, 2020, the FDA granted accelerated approval to Trodelvy for the treatment of adult patients with mTNBC. Also, on April 22, 2020, Everest announced the China National Medical Products Administration has approved the Clinical Trial Application for a pivotal Phase 3 study of Trodelvy for the treatment of mTNBC in China. The License Agreement contains a development milestone payment of $60.0 million based upon our achievement of FDA approval for Trodelvy. This was received in June 2020 and also recorded as deferred revenue on the condensed consolidated balance sheets. In addition, we recognized $1.2 million of deferred revenue relating to product for clinical supply during the three months ended June 30, 2020. The License Agreement also contains additional development milestone payments in a total amount of up to $180.0 million based upon the achievement of certain other development milestones. In addition, the License Agreement contains sales milestone payments in a total amount of up to $530.0 million based upon the achievement of certain sales milestones. Everest will make royalty payments to us based upon percentages of net sales of Trodelvy, ranging from 14% to 20%.

We assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Everest, is a customer based on the arrangement structure. We identified two material promises to deliver under the contract: (1) grant of license and the (2) clinical and commercial supply of the product. However, given the nature of the manufacturing of the product the license is not considered to be distinct from the clinical and commercial supply promise. We therefore concluded that there is one combined performance obligation.

We will recognize the total of the above deferred revenue of $126.2 million over the performance obligation period of the combined performance obligation which will be recognized over the term of the of the contract performance obligation period, which the we have concluded to be 15 years after initial sale of the product in the territory. As concluded above, we have a combined performance obligation, which includes delivering the license and clinical and commercial supply to Everest. As such, because the clinical and commercial supply obligation occur throughout the period of the License Agreement, the $126.2 million fixed consideration is recognized over the period in which commercial and clinical supply of product is delivered (over-time). During the six months ended June 30, 2020 and 2019, no revenues were recorded relating to the License Agreement.

The future potential milestone payments are excluded from the transaction price, as the achievement of the milestone events require considerable judgment in determining whether it is probable of being achieved, and that a significant revenue reversal would not occur. As such, all milestone payments are fully constrained. We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Janssen Biotech Inc.

On April 5, 2019, we entered into a promotion agreement (the "Promotion Agreement") with Janssen Biotech Inc., ("Janssen") pursuant to which we would provide non-exclusive product detailing services to Janssen for erdafitinib (the "Product"). Pursuant to the Promotion Agreement, we were obligated to provide a dedicated sales team to detail the Product to oncologists and other targeted health care providers in the United States. Under the terms of the Promotion Agreement, Janssen would maintain ownership of the New Drug Application for the Product as well as legal, regulatory, distribution, commercialization and manufacturing responsibilities for the Product, while we would provide product detailing services to Janssen through March 31, 2020. Following the achievement of certain sales targets in 2019 and 2020, Janssen would pay us (a) a service fee equal to a percentage in the low double digits of the portion of Cumulative Net Sales (as defined in the Promotion Agreement) in excess of a baseline amount during each of 2019 and 2020, and (b) potential milestone payments of up to $15.0 million when Cumulative Net Sales exceed certain thresholds during each of 2019 and 2020. On April 12, 2019, we were informed that the FDA granted accelerated approval to Janssen's Balversa (erdafitinib) for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma that has a type of susceptible genetic alteration known as FGFR3 or FGFR2, and that has progressed during or following prior platinum-containing chemotherapy. During the six months ended June 30, 2020 and 2019, no revenues were recorded relating to the Promotion Agreement.

3.          Marketable Securities

Immunomedics considers all of its current investments to be available-for-sale. Marketable securities at June 30, 2020, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$(616)	$4,325

        Maturities of debt securities classified as available-for-sale were as follows at June 30, 2020 (in thousands):

	Fair Value	Net Carrying Amount
Due after one year through five years	$4,325	$4,337

        Marketable securities at December 31, 2019 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
U.S. Government Sponsored Agencies	$4,941	$—	$(391)	$4,550

        Maturities of debt securities classified as available-for-sale were as follows at December 31, 2019 (in thousands):

	Fair Value	Net Carrying Amount
Due after one year through five years	$4,550	$4,562

4.          Inventory

The following table presents our inventory as of June 30, 2020 (in thousands):

June 30, 2020
Raw materials	$516
Work in process	20,291
Finished goods	—
Total inventory	$20,807

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. At June 30, 2020, all of our inventory was related to Trodelvy, which was approved by the FDA on April 22, 2020, at which time we began to capitalize costs to manufacture Trodelvy. The Company has not recorded any inventory write downs since that time. Prior to FDA approval of Trodelvy, all costs related to the manufacturing of Trodelvy and related material were charged to research and development expense in the period incurred, therefore, inventory is not included in December 31, 2019 condensed consolidated balance sheets. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed. At June 30, 2020, we have determined a reserve related to Trodelvy inventory is not required. We currently use a limited number of third-party contract manufacturing organizations (CMOs) to produce our inventory.

5.          Debt

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

The Company concluded that there were two units of accounting in the transaction: (1) the liability related to the sale of future royalties (the "Liability") and (2) the "Financing". We allocated the consideration of $250.0 million on a relative fair value basis to the Liability for $182.2 million and the common stock for $67.8 million. We continue to accrete the Liability related to the sale of future royalties using the effective interest method with an annual interest rate of approximately 21% over a period of 20 years for the six months ended June 30, 2020. As of June 30, 2020, and December 31, 2019, we determined the fair value at $288.7 million and $261.2 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized approximately $27.5 million and $20.4 million in interest expense, respectively.

The following table shows the activity within the liability related to sale of future royalties during the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Carrying value of liability related to sale of future royalties, beginning of the period	$261,224	$221,295
Interest expense recognized	27,469	20,373
Carrying value of liability related to sale of future royalties, end of period	$288,693	$241,668

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

Total interest expense for the Convertible Senior Notes for the six months ended June 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Included in interest expense was an immaterial amount of amortization of debt issuance costs for the six months ended June 30, 2020 and 2019.

6.           Stock-based Compensation

Stock Incentive Plan
At the Annual Meeting of Stockholders on June 18, 2020, (the "Annual Meeting"), the stockholders of the Company voted to approve the Immunomedics, Inc. Amended and Restated 2014 Long-Term Incentive Plan (the “Amended 2014 Plan”). The Amended 2014 Plan is a continuation of the Immunomedics’ 2014 Long-Term Incentive Plan (the “2014 Plan”). The Amended 2014 Plan, in addition to certain other changes, increases the share pool limit by adding 7,000,000 shares of common stock to the Amended 2014 Plan as of the effective date and removes references to “qualified performance based awards” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Amended 2014 Plan also, among other changes, increases the maximum term applicable to options and stock appreciation rights from seven to ten years, includes a twelve month minimum vesting restriction period for all awards, except in certain limited circumstances as described in the Amended 2014 Plan, increases the limit applicable to incentive stock options, and removes liberal share recycling provisions. The Amended 2014 Plan extends the termination date of the plan from August 14, 2024 to April 16, 2030.
Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Comprehensive Loss was $7.3 million, and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, $11.1 million, and $4.1 million for the six months ended June 30, 2020 and 2019, respectively.

The following table summarizes the activity for stock options, RSUs and PSOs for the six months ended June 30, 2020 (in thousands):

	Stock Options	RSUs	PSOs
Equity awards outstanding, beginning of year	5,901	58	837
Changes during the year:
Granted	1,963	226	—
Exercised	(142)	(58)	(3)
Expired or forfeited	(762)	(100)	(208)
Equity awards outstanding, end of period	6,960	126	626
As of June 30, 2020, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows ($ in thousands):

	Stock Options	RSUs	PSOs
Unrecognized compensation cost	$46,664	$1,818	$2,001
Expected weighted-average period in years of compensation cost to be recognized	2.9	2.4	0.6

Stock Purchase Plan

On April 16, 2020, the Board of Directors (the "Board") adopted the Immunomedics, Inc. 2020 Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the Company’s stockholders at the Annual Meeting on June 18, 2020. The Purchase Plan authorizes the issuance of up to 500,000 shares of the Company’s common stock. Generally, each offering under the Purchase Plan will be for a period of 6 months (an “Offering Period”), with new Offering Periods commencing on or about the sixteenth days of November and May of each year and ending on or about the fifteenth days of the next May and November of each year. The Board may establish a different term for one or more offerings, not to exceed 27 months, or different beginning or ending dates for any Offering Period. The purchase price for each Offering Period shall be eighty-five percent (85%) of the lesser of (a) the fair market value of a share of common stock on the offering date of the Offering Period or (b) the fair market value of a share of common stock on the purchase date.

7.          Estimated Fair Value of Financial Instruments

Cash Equivalents and Marketable Securities as of:

	(in thousands)
June 30, 2020	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$854,513	$—	$—	$854,513
Marketable Securities:
U.S. Government Sponsored Agencies	4,325	—	—	4,325
Total	$858,838	$—	$—	$858,838

	(in thousands)
December 31, 2019	Level 1 (a)	Level 2 (b)	Level 3 (c)	Total
Money Market Funds Note (d)	$550,788	$—	$—	$550,788
Marketable Securities:
U.S. Government Sponsored Agencies	4,550	—	—	4,550
Total	$555,338	$—	$—	$555,338

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

(d) The money market funds noted above are included in cash and cash equivalents.

Convertible Senior Notes

The carrying amounts and estimated fair values (Level 2) of debt instruments are as follows (in thousands):

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Convertible Senior Notes	$—	$—	$7,106	$28,900

The fair value of the Convertible Senior Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility, and is determined by prices for the Convertible Senior Notes observed in market trading which are Level 2 inputs. The remaining $7.1 million Convertible Senior Notes at December 31, 2019, converted into 1.4 million shares of common stock on February 14, 2020 (See Note 5 - "Debt").

Liability Related to the Sale of Future Royalties

The Company has determined the fair value of the liability related to the sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to RPI, over the life of the arrangement, which are considered Level 3 (See Note 5 - "Debt"). The liability related to sale of future royalties and the related non-cash interest expense are measured based on the Company's current estimate of the timing and amount of expected future royalties expected to be paid using a discounted cash flow model. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. Each reporting period, the Company assesses the estimated timing and amount of future expected royalty payments over the estimated term. If there are changes to the estimate, the Company recognizes the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively.

The following table summarizes the significant unobservable inputs in the fair value measurement of the liability related to the sale of future royalties as of June 30, 2020:

	Fair Value (in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average
Liability related to the sale of future royalties	$288,693	Discounted cash flow	Discount rate	16% - 26%	19%
			Future royalty payments	2020 to 2036

8.          Stockholders’ Equity

At the Annual Meeting on June 18, 2020, the stockholders of the Company voted to approve the amendment and restatement of the Company’s certificate of incorporation to increase the maximum number of authorized shares of the Company's capital stock, all classes, from 260,000,000 shares, consisting of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock, to 285,000,000 shares, consisting of 275,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

At-the-Market Offering

On March 29, 2019, the Company entered into a sales agreement (the "ATM Agreement") with Cowen and Company, LLC ("Cowen") to issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $150.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company's sole discretion, under which Cowen will act as the Company’s agent and/or principal. The Company will pay Cowen a commission up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. Since inception of the ATM agreement, the Company sold 4,432,416 shares of common stock with net proceeds of $71.6 million at a weighted average price of $16.40 (excluding commissions) under the ATM Agreement. During the six months ended June 30, 2020, the Company made no sales under the ATM Agreement.

Treasury Stock

During the six months ended June 30, 2019, there were 84,896 shares received in connection with a non-cash equity transaction related to the Company's Plan.

9.          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Currency Translation Adjustments	Net Unrealized Losses on Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$(347)	$(4)	$(351)
Other comprehensive loss before reclassifications	(9)	(200)	(209)
Reclassified gains from accumulated other comprehensive loss	195	—	195
Net current-period other comprehensive gain (loss)	$186	$(200)	$(14)
Balance, June 30, 2019	$(161)	$(204)	$(365)

Balance, December 31, 2019	$(173)	$(395)	$(568)
Other comprehensive loss before reclassifications	(2)	(225)	(227)
Net current-period other comprehensive loss	(2)	(225)	(227)
Balance, June 30, 2020	$(175)	$(620)	$(795)
There were no amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2020 and $0.2 million was reclassified from accumulated other comprehensive loss during the six months ended June 30, 2019. All components of accumulated other comprehensive loss are net of tax, except currency translation adjustments, which exclude income taxes related to indefinite investments in foreign subsidiaries.

10.        Related Party Transactions

On March 5, 2019, the Company appointed Scott Canute, a member of the Company’s Board, as the Company’s Executive Director. Upon recommendation of the Compensation Committee, the Board approved that Mr. Canute would be paid $16,667 per month for his service as Executive Director and was granted a nonqualified stock option to purchase 79,818 shares of the Company’s common stock. The Compensation Committee determined that in order to reflect the scope of his role and the significant time that Mr. Canute would be devoting to his role as Executive Director, Mr. Canute’s cash compensation was increased to $21,372 per month, and Mr. Canute was granted an additional nonqualified stock option to purchase 22,854 shares of the Company’s common stock. The options have a seven-year term and an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the Company’s common stock on each date of grant and would be subject to the terms of a nonqualified stock option agreement. Such options vested in full upon the Company’s receipt of approval from the FDA for the Company’s BLA resubmission for Trodelvy on April 22, 2020. During the six months ended June 30, 2020 and 2019, the Company paid Mr. Canute $0.1 million and $0.1 million, respectively for such services.

On November 19, 2019, pursuant to the Plan, the Board approved a stock option grant to Behzad Aghazadeh, Executive Chairman of the Board, to purchase 150,000 shares of the Company's common stock (the "Performance-Based Option") for certain duties performing this role, including providing consulting and advisory services to the Company. The Performance-Based Option is a nonqualified stock option and one third vested upon FDA acceptance of the BLA resubmission in December 2019, and two thirds vested upon approval from the FDA for Trodelvy on April 22, 2020. Additionally, on March 20, 2020, the Board approved a grant of 100,000 restricted stock units which vests ratably over three years from the date of grant to Dr. Aghazadeh as consideration for services rendered and expected to be rendered in his role as Executive Chairman.

11.          Collaboration Agreements

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

12.          Commitments and Contingencies

a. Legal Matters
Stockholder Complaints:

Class Action Stockholder Federal Securities Cases

Two purported class action cases were filed in the United States District Court for the District of New Jersey; namely, Fergus v. Immunomedics, Inc., et al., filed June 9, 2016; and Becker v. Immunomedics, Inc., et al., filed June 10, 2016. These cases arise from the same alleged facts and circumstances and seek class certification on behalf of purchasers of our common stock between April 20, 2016 and June 2, 2016 (with respect to the Fergus matter) and between April 20, 2016 and June 3, 2016 (with respect to the Becker matter). These cases concern the Company’s statements in press releases, investor conference calls, and filings with the U.S. Securities and Exchange Commission (the "SEC") beginning in April 2016 that the Company would present updated information regarding its IMMU-132 breast cancer drug at the 2016 American Society of Clinical Oncology (“ASCO”) conference in Chicago, Illinois. The complaints allege that these statements were false and misleading in light of June 2, 2016 reports that ASCO had canceled the presentation because it contained previously reported information. The complaints further allege that these statements resulted in artificially inflated prices for our common stock, and that the Company and certain of its officers are thus liable under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). An order of voluntary dismissal without prejudice was entered on November 10, 2016 in the Becker matter. An order granting motion to consolidate cases, appoint lead plaintiff, and approve lead and liaison counsel was entered on February 7, 2017 in the Fergus matter. A consolidated complaint was filed on October 4, 2017. The Company filed a motion to dismiss the consolidated complaint on January 26, 2018. On March 31, 2019, the court granted the Company's motion to dismiss, without prejudice, and left plaintiffs with the ability to file an amended complaint within thirty (30) days. Counsel for the Company consented to an extension of time for plaintiffs to file the proposed amended complaint for an additional thirty (30) days. On May 30, 2019, plaintiffs filed an amended complaint alleging many of the same allegations that were set forth in the previously filed complaints, and the Company has filed a motion to dismiss. On June 1, 2020, the court denied the Company’s motion to dismiss. The Company has filed a motion for reconsideration of the decision, which motion is currently pending before the court.

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

On February 8, 2019, another substantially similar putative class action case was filed in the same court. On September 10, 2019, the court appointed a lead plaintiff and lead counsel and consolidated the actions. On November 18, 2019, plaintiffs filed a consolidated amended complaint against the Company and current and former senior officers and directors, and defendants filed a motion to dismiss. On July 31, 2020, the Court issued an order denying defendants’ motion to dismiss. The Company believes the allegations in the consolidated amended complaint lack merit and intends to vigorously defend itself.

On April 8, 2019, a putative stockholder of the Company filed a derivative action purportedly on behalf of the Company and against the Company’s Board and certain Company current and former officers, in the Superior Court of New Jersey, Law Division (Morris County); namely, Crow v. Aghazadeh, et al. The Crow complaint alleges that the individual defendants breached their fiduciary duties and committed other violations of law based on the same core allegations in the Odeh and Choi actions. The Crow complaint was served on the Company and other defendants on July 18, 2019. On August 13, 2019, the parties submitted to the court a stipulation and proposed order to stay the action until either the entry of an order denying all motions to dismiss the now-consolidated federal actions or the entry of an order dismissing the federal actions with prejudice. That stipulation is currently pending court approval.

Stockholder Claim in the Court of Chancery of the State of Delaware

On February 13, 2017, venBio commenced an action captioned venBio Select Advisor LLC v. Goldenberg, et al., C.A. (Del. Ch.) (the “venBio Action”), alleging that the Company’s Board breached their fiduciary duties when the Board (i) amended the Company’s Amended and Restated By-laws (the “By-Laws”) to call for a plurality voting regime for the election of directors instead of majority voting, and providing for mandatory advancement of attorneys’ fees and costs for the Company’s directors and officers, (ii) rescheduled the Company’s 2016 Annual Meeting of Stockholders (the “2016 Annual Meeting”) from December 14, 2016 to February 16, 2017, and then again to March 3, 2017, and (iii) agreed to the proposed licensing transaction with Seattle Genetics (the "Licensing Transaction"). venBio also named Seattle Genetics as a defendant and sought an injunction preventing the Company from closing the Licensing Transaction. On March 6, 2017, venBio amended its complaint, adding further allegations. The Court of Chancery entered a temporary restraining order on March 9, 2017, enjoining the closing of the Licensing Transaction. venBio amended its complaint a second time on April 19, 2017, this time adding Greenhill & Co. Inc. and Greenhill & Co. LLC (together “Greenhill”), the Company’s financial advisor on the Licensing Transaction, as an additional defendant. On May 3, 2017, venBio and the Company and individual defendants Dr. David M. Goldenberg, our former Chairman of our Board, our former Chief Scientific Officer and our former Chief Patent Officer, Ms. Cynthia L. Sullivan , a former Director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg), and Mr. Brian A. Markison, a director of the Company (collectively, the “Individual Defendants”) entered into the Initial Term Sheet. On June 8, 2017, venBio the Company and Greenhill entered into the Greenhill Term Sheet. On February 9, 2018, the Court of Chancery approved the Settlement, and entered an order and partial judgment releasing all claims that were asserted by venBio against the Individual Defendants and Greenhill in the venBio Action and awarding venBio fees and expenses. On May 24, 2018 the remaining parties to the venBio Action participated in a mediation of the claims against Geoff Cox, Robert Forrester, Bob Oliver, and Jason Aryeh (the "Remaining Defendants"). The mediation was unsuccessful. The Remaining Defendants filed motions to dismiss the claims against them in the venBio Action. On March 18, 2019, venBio amended its complaint, adding further allegations. The Remaining Defendants filed a motion to dismiss the claims against them on May 1, 2019. The Court of Chancery held oral arguments for the motion to dismiss on November 13, 2019 and following arguments, denied Defendants' motion to dismiss on that same date. The parties are now engaged in discovery activities.

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

The Starr and Liberty insurance policies at issue in the arbitration covers claims made in a 2015-2016 policy period. Liberty denied coverage for the venBio Fee Award on the ground that the claim was not made during its (or Starr’s) policy period. In April 2020, the arbitrators held a hearing on cross-motions for summary judgment on this issue and entered a partial final award and judgment in favor of the Company. The Company established that the venBio Fee Award is a claim that falls in falls in the Liberty and Starr 2015-16 policy period and not in the subsequent 2016-2017 policy period.

In the remaining claims in the arbitration, the Insurers argue that the venBio Fee Award does not satisfy their policies’ definitions of covered “loss” because the policies only cover defense costs incurred by the Company. The Company counters that the venBio Fee Award is a covered settlement, not a claim for defense costs. Insurers also argue that they have no obligation to pay any defense costs or settlement incurred in the Federal Action or 225 Action because Immunomedics initiated those lawsuits. The Company’s position is that the Federal Action and 225 Action were defensive in nature and therefore covered because they were initiated to further the defense of the venBio Action. Additionally, Insurers argue the venBio Fee Award is not covered because the Company was required to obtain Insurers’ consent to enter into a binding term sheet in the venBio Action and to agree to pay the venBio Fee Award and that the Company failed to do so. The Company takes the position that Insurers at all times were aware of the developments in the venBio Action, that they sought consent to enter into the settlement, and that Insurers cannot show they were prejudiced by an any alleged failure to obtain Insurers’ consent.

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

c. License

On April 4, 2018, we entered into a license agreement with The Scripps Research Institute ("TSRI"). Pursuant to the license agreement, TSRI granted to us an exclusive, worldwide, sub-licensable, royalty-bearing license to use certain patent rights relating to Trodelvy. The license agreement expires on a country-by-country basis on the expiration date of the last to expire licensed patent rights in such country covering a licensed product. The license agreement may be terminated by the mutual written consent of the Company and TSRI, and TSRI may terminate the license agreement upon the occurrence of certain events, including, but not limited to, if we do not make a payment due pursuant to the license agreement and fail to cure such non-payment within 30 days after the date of TSRI's written notice of such non-payment. As consideration for the license granted, we made a cash payment of $0.3 million to TSRI, and during 2019, we recognized a $0.5 million milestone payment expense. Additionally, we will pay TRSI (i) product development milestone payments that range from the mid six-digit dollar figure to the low seven-digit dollar figure and (ii) royalties on net sales of licensed products in the low-single digit percentage figure range capped at an annual amount. We have agreed to use reasonable efforts to develop and market the licensed products. During the six months ended June 30, 2020, we recognized a $0.5 million milestone payment upon FDA approval of Trodelvy.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance are intended to identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: expectations for the timing of the commercial launch of Trodelvy and the development of Trodelvy for additional indications, the success of our clinical trials (including the funding therefor, anticipated patient enrollment, trial outcomes, interpretation of those data by regulators, timing or associated costs), regulatory applications and related timelines, including the filing and approval timelines for BLAs and BLA supplements, achieving full FDA approval based on our confirmatory data for TRODELVY, out-licensing arrangements, forecasts of future operating results, potential collaborations, capital raising activities, and the timing for bringing any product candidate to market, involve significant risks and uncertainties and actual results could differ materially from those expressed or implied herein. Factors that could cause such differences include, but are not limited to, the Company’s reliance on third-party relationships and outsourcing arrangements (for example in connection with manufacturing, logistics and distribution, and sales and marketing) over which it may not always have full control, including the failure of third parties on which the Company is dependent to meet the Company’s business and operational needs for investigational or commercial products and, or to comply with the Company’s agreements or laws and regulations that impact the Company’s business; the Company’s ability to meet post-approval compliance obligations (on topics including but not limited to product quality, product distribution and supply chain requirements, and promotional and marketing compliance); imposition of significant post-approval regulatory requirements on our products, including a requirement for a post-approval confirmatory clinical study, or failure to maintain or obtain full regulatory approval for the Company’s products and product candidates, if received, due to a failure to satisfy post-approval regulatory requirements, such as the submission of sufficient data from a confirmatory clinical study; the uncertainties inherent in research and development; safety and efficacy concerns related to the Company’s products and product candidates; uncertainties in the rate and degree of market acceptance of products and product candidates, if approved; inability to create an effective direct sales and marketing infrastructure or to partner with third parties that offer such an infrastructure for distribution of the Company’s product candidates, if approved; inaccuracies in the Company’s estimates of the size of the potential markets for the Company’s products and product candidates or limitations by regulators on the proposed treatment population for the Company’s products and product candidates; decisions by regulatory authorities regarding labeling and other matters that could affect the availability or commercial potential of the Company’s products and product candidates; the Company’s dependence on business collaborations or availability of required financing from capital markets, or other sources on acceptable terms, if at all, in order to further develop our products and finance our operations; new product development (including clinical trials outcome and regulatory requirements/actions); the risk that we or any of our collaborators may be unable to secure regulatory approval of and market our drug candidates; risks relating to the COVID-19 pandemic in the U.S. and around the world; risks associated with litigation to which the Company is or may become a party, including the cost and potential reputational damage resulting from such litigation; loss of key personnel; competitive risks to marketed products; and the Company’s ability to repay its outstanding indebtedness, if and when required, as well as the risks discussed in the Company’s filings with the SEC. The Company is not under any obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. Refer to Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for more information.

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

Risks and Uncertainties - There are many uncertainties regarding the novel coronavirus (COVID-19) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic will impact its patients, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company's financial results and business operations in the Company's quarter ended June 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Overview

Immunomedics, Inc., a Delaware corporation, together with its subsidiaries (collectively "we," "our," "us," "Immunomedics," or the "Company"), is a leader in next-generation antibody-drug conjugate (“ADC”) technology, committed to help transform the lives of people with hard-to-treat cancers. Our portfolio of ADCs is designed to deliver a specific payload of a chemotherapeutic directly to the tumor while reducing overall toxicities that are usually associated with conventional administration of these chemotherapeutic agents. Trodelvy™ (sacituzumab govitecan-hziy) (previously referred to as “IMMU-132”) is our lead product and most advanced program in our unique ADC platform. On April 22, 2020, the U.S. Food and Drug Administration ("FDA") granted accelerated approval to Trodelvy for the treatment of adult patients with metastatic triple-negative breast cancer (“mTNBC”) based on the objective response rate of 33.3 percent and duration of response of 7.7 months observed in a single-arm, multicenter Phase 2 study in 108 adult mTNBC patients who had previously received a median of three prior systemic therapies in the metastatic setting. Continued approval is contingent upon verification of clinical benefit in the confirmatory Phase 3 ASCENT study and patients must have received at least two prior therapies before taking Trodelvy. On April 29, 2020, the first mTNBC patient was treated with commercial product, which is available through major specialty distributors in the United States.

On July 6, 2020, we announced that the ASCENT study met its primary endpoint of progression-free survival (“PFS”), as well as key secondary endpoints, including overall survival and objective response rate, in brain metastasis negative patients with mTNBC who have previously received at least two prior therapies for metastatic disease. Specifically, Trodelvy demonstrated a statistically significant improvement in PFS compared to chemotherapy, with a hazard ratio of 0.41 (95% confidence interval ("CI"), 0.32-0.52). The median PFS for patients treated with Trodelvy was 5.6 months (95% CI, 4.3-6.3), compared to 1.7 months (95% CI, 1.5-2.6) for chemotherapy (p<0.0001). The safety profile of Trodelvy observed in the ASCENT study remained consistent with the FDA-approved label, with neutropenia and diarrhea as the most common Grade 3 or 4 adverse events and no new safety signals were observed. Our current focus is to present full ASCENT data at a major medical conference and to submit a supplemental Biologics License Application to the FDA seeking full approval of Trodelvy.

Historically, the Company has funded its operations through public offerings of equity securities and debt financings. The Company commenced commercial shipments in April 2020. The Company expects to continue to incur operating losses while funding commercial launch efforts for Trodelvy, research and development activities, regulatory submissions, and selling, general and administrative expenses. The Company expects its future cash requirements to be substantial due to commercialization of Trodelvy and additional clinical trials related to Trodelvy.

The source, timing and availability of any future financing or other transaction will depend principally upon continued progress in the Company’s commercial, regulatory and development activities. Any equity or debt financing will also be contingent upon equity and debt market conditions and interest rates at the time. If the Company is unable to obtain sufficient additional funds when required, the Company may be forced to delay, restrict or eliminate all or a portion of its development programs or commercialization efforts. The Company believes it currently has sufficient funds to meet its financial needs for at least the next 12 months.

On May 1, 2020, we closed an underwritten public offering of 16,947,389 shares of common stock at a public offering price of $28.50 per share. We received gross proceeds of $483.0 million and net proceeds of $464.6 million after deducting the underwriting discounts and commissions and other expenses related to the offering. We intend to use the net proceeds from this offering primarily to support the commercial launch of Trodelvy in the United States in mTNBC, continue to expand the clinical development programs for Trodelvy, invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), continue scale-up manufacturing and manufacturing process improvements, as well as for working capital and general corporate purposes.

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

On April 4, 2020, upon recommendation from the Compensation Committee of the Board of Directors (the "Board") and approval by the Board, the Company appointed Harout Semerjian as the Company's President and Chief Executive Officer, effective April 16, 2020. Mr. Semerjian was also appointed as a member of the Board. With the appointment of Mr. Semerjian and effective as of the commencement date of Mr. Semerjian’s employment, Mr. Scott Canute stepped down from his role as Executive Director but continued to serve as a Board member, while Dr. Aghazadeh remained as Executive Chairman focusing on corporate strategy and business development and, during a transition period, will continue to interface with the investment community on behalf of the Company. On May 27, 2020, Harout Semerjian resigned as Chief Executive Officer and President of the Company, and as a member of the Board, effective immediately. In connection with Mr. Semerjian’s resignation on May 27, 2020, the Company and Mr. Semerjian entered into a Separation Agreement, pursuant to which Mr. Semerjian will receive (i) cash payments totaling $1,067,828, (ii) continued health coverage for 18 months, (iii) a release from the post-employment non-competition provisions set forth in Mr. Semerjian’s employment agreement with the Company, and (iv) senior executive-level outplacement services for six (6) months. Mr. Semerjian also released the Company from any and all claims with respect to all matters arising out of or related to Mr. Semerjian’s employment by the Company and his resignation. Dr. Aghazadeh continues to support the Company in an executive leadership role.

As of June 30, 2020, we had $975.5 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support commercial launch of Trodelvy in the United States in mTNBC, (ii) continue to expand the clinical development programs for developing Trodelvy in mTNBC, metastatic urothelial cancer ("mUC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), and other indications of high medical need, (iii) invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), (iv) continue scale-up manufacturing and manufacturing process improvements, and (v) general working capital requirements. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and public capital markets financing. Refer to "Note 8 - Stockholders' Equity" for additional information.

On April 29, 2019, we entered into a license agreement (the "License Agreement") with Everest Medicines II Limited, a China limited company ("Everest"). Pursuant to the License Agreement, we granted Everest an exclusive license to develop and commercialize Trodelvy in the People’s Republic of China, Taiwan, Hong Kong, Macao, Indonesia, Philippines, Vietnam, Thailand, South Korea, Malaysia, Singapore and Mongolia (the "Territory"). In consideration for entering into the License Agreement, Everest made a one-time, non-refundable upfront payment to us in the aggregate amount of $65.0 million which was recorded as deferred revenue on the condensed consolidated balance sheets. On April 22, 2020, the FDA granted accelerated approval to Trodelvy for the treatment of adult patients with mTNBC. The License Agreement contains a development milestone payment of $60.0 million based upon our achievement of FDA approval for Trodelvy. This was received in June 2020 and also recorded as deferred revenue on the condensed consolidated balance sheets. In addition, we recognized $1.2 million of deferred revenue relating to product for clinical supply during the three months ended June 30, 2020. The License Agreement also contains additional development milestone payments in a total amount of up to $180.0 million based upon the achievement of certain other development milestones. In addition, the License Agreement contains sales milestone payments in a total amount of up to $530.0 million based upon the achievement of certain sales milestones. Everest will make royalty payments to us based upon percentages of net sales of Trodelvy, ranging from 14% to 20%. Refer to "Note 2 - Revenue Recognition" for additional information. Also, on April 22, 2020, Everest announced the China National Medical Products Administration has approved the Clinical Trial Application for a pivotal Phase 3 study of Trodelvy for the treatment of mTNBC in China. On July 1, 2020, a single arm, multicenter Phase 2b study of Trodelvy in mTNBC patients in China who are refractory or relapsing after at least 2 prior standard chemotherapy regimens was posted by Everest on clinicaltrials.gov with the identifier: NCT04454437.

To accelerate the clinical and preclinical development of Trodelvy, we have entered into the following clinical collaborations: with Clovis Oncology, Inc. to combine Trodelvy with its poly (ADP-ribose) polymerase (PARP) inhibitor, rucaparib (Rubraca®), in mTNBC, advanced UC and ovarian cancer; and with Roche to initiate a Phase 1b/2 study (MORPHEUS) comparing the safety and efficacy of the combination of atezolizumab (Tecentriq®) and Trodelvy as a frontline treatment for patients with metastatic or inoperable locally advanced mTNBC versus atezolizumab plus nab-paclitaxel as standard of care. We extended our clinical collaboration with Roche in patients with mUC and mNSCLC. Additionally, we have entered into a collaboration with the German Breast Group to conduct a multinational, post-neoadjuvant registrational

Phase 3 study (SASCIA) that will evaluate Trodelvy as a treatment for newly-diagnosed breast cancer patients who do not achieve a pathological complete response ("pCR") following standard neoadjuvant therapy.

We are also working with (i) Dana-Farber Cancer Institute ("DFCI") to conduct two Phase 2 studies to evaluate the safety and efficacy of combining Trodelvy with pembrolizumab (Keytruda®), Merck’s anti-PD-1 antibody, in patients with (i) PD-L1-negative mTNBC and (ii) PD-L1-positive HR+/HER2– mBC. Primary endpoint for both studies is progression-free survival. Other clinical outcome measures, including overall survival, objective response rate by RECIST 1.1, duration of response, and clinical benefit rate, will be used as secondary endpoints; (ii) Massachusetts General Hospital (“MGH”) on a Phase 2 NeoSTAR study to evaluate Trodelvy in patients with localized TNBC using pCR rate as the primary endpoint, with disease-free survival and overall survival serving as secondary endpoints. This multicenter study is sponsored by Dana-Farber/Partners CancerCare, the adult oncology collaboration of DFCI, Brigham and Women’s Hospital, and the MGH Cancer Center; (iii) MGM on a Phase 1b/2 study of Trodelvy combining with Pfizer’s PARP inhibitor, talazoparib (TALZENNA®), in patients with mTNBC previously treated with no more than one prior therapeutic regimen for metastatic disease; (iv) Yale University on a Phase 2 study of Trodelvy in patients with persistent and recurrent endometrial cancer; and (v) the University of Wisconsin in patients with metastatic castration-resistant prostate cancer who have progressed on second generation androgen receptor-directed therapy on a Phase 2 study.

We also have a number of other product candidates that target solid tumors and hematologic malignancies in various stages of clinical and preclinical development. They include other ADCs such as IMMU-130, which binds the CEACAM5 antigen expressed on CRC and other solid cancers, and IMMU-140, which targets HLA-DR for the potential treatment of hematologic malignancies. We believe that our portfolio of intellectual property provides commercially reasonable protection for our product, product candidates and technologies.

The development and commercialization of successful therapeutic products is subject to numerous risks and uncertainties including, without limitation, the following:

•the time and expense required for us to comply with all applicable federal, state and foreign legal requirements, including, without limitation, our receipt of the necessary approvals of the FDA (which receipt is uncertain);

•the time and expense required for us to establish and maintain compliant operations for commercial manufacturing, sale, and distribution of products under FDA and healthcare law requirements, and risks of non-compliance;

•we may be unable to obtain additional capital through strategic collaborations, licensing, or potential private and public capital markets financings, including the use of the ATM Agreement, in order to continue our research and secure regulatory approval of and market our lead drug candidate;

•challenges based on the type of therapeutic compound under investigation and nature of the disease in connection with which the compound is being studied;

•our ability, as well as the ability of our partners, to conduct and complete clinical trials on a timely basis, including as a result of any impacts to current or future trials due to COVID-19 pandemic;

•the ability to provide and maintain an adequate clinical and commercial supply, including through contract manufacturer and vendor relationships;

•the financial resources available to us during any particular period; and

•many other factors associated with the commercial development of therapeutic products outside of our control.

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

For a description of our significant accounting policies, refer to "Part II, Item 8. Financial Statements and Supplementary Data, Note 1 - Business Overview and Summary of Significant Accounting Policies" in our 2019 Annual Report

on Form 10-K, and refer to Note 1 in this Quarterly Report on Form 10-Q for significant accounting policies due to commercialization for revenue recognition, gross-to-net sales adjustments, accounts receivable, inventory, and cost of sales. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and fair value for the liability related to sale of future royalties and related interest expense. Refer to "Note 5 - Debt", "Note 6 - Stock-based Compensation" and "Note 7 - Estimated Fair Value of Financial Instruments", respectively, for more information.

Recent Accounting Pronouncements

Refer to "Note 1 - Business Overview, Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Results of Operations

Our results for any interim period, such as those described in the following analysis, are not necessarily indicative of the results for the entire year or any other future period.

Three-Month Period Ended June 30, 2020 Compared to Three-Month Period Ended June 30, 2019

Revenues

We began to record product revenue, net in the second quarter of 2020 following the approval of Trodelvy by the FDA in April 2020 and its subsequent commercial launch in the United States. We did not generate any revenue from product sales prior to the three months ended June 30, 2020. Total product revenue, net for the three months ended June 30, 2020 was $20.1 million.

Costs and Expenses

			($ in thousands)
			Increase/(Decrease)
Three Months Ended June 30,	2020	2019	2020 vs 2019
Costs of goods sold	$1,669	$—	$1,669	nm
Research and development	42,561	52,923	(10,362)	(19.6)%
Sales and marketing	12,883	6,346	6,537	nm
General and administrative	15,973	7,899	8,074	nm
Total costs and expenses	$73,086	$67,168	$5,918	8.8%
nm - not meaningful
Total costs and expenses for the three months ended June 30, 2020 increased $5.9 million compared to the three months ended June 30, 2019, primarily due to an increase in general and administrative expenses of $8.1 million, an increase in sales and marketing expenses of $6.5 million, and an increase in costs of goods sold of $1.7 million, partially offset by a decrease in research and development expenses of $10.4 million.

Cost of Goods Sold

Cost of product revenues consist primarily of direct and indirect costs related to the manufacturing of Trodelvy sold, including third-party manufacturing costs, packaging services, freight, allocation of overhead costs, and inventory adjustment charges, in addition to royalty expenses. We began capitalizing inventory upon FDA approval of Trodelvy. Cost of product revenues was $1.7 million for the three months ended June 30, 2020. All product costs incurred prior to FDA approval of Trodelvy in April 2020 were expensed as research and development expenses.

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

The following table summarizes our research and development costs for the three months ended June 30, 2020, compared to the three months ended June 30, 2019:

			($ in thousands)
			(Decrease)/Increase
Three Months Ended June 30,	2020	2019	2020 vs 2019
Labor	$20,285	$12,317	$7,968	64.7%
Manufacturing and quality costs	3,463	27,136	(23,673)	(87.2)%
Clinical development and operations	15,078	11,294	3,784	33.5%
Other	3,735	2,176	1,559	71.6%
Total research and development costs	$42,561	$52,923	$(10,362)	(19.6)%
nm - not meaningful

Research and development costs decreased for the three months ended June 30, 2020 by approximately $10.4 million to $42.6 million compared to the three months ended June 30, 2019, primarily due to a decrease in manufacturing and quality costs as all costs were expensed to research and development in the prior period and a portion of such costs are capitalized in the current period due to FDA approval of Trodelvy. The decrease is partially offset by an increase in labor costs due to higher headcount, incentive and stock-based compensation expense recognized upon FDA approval, and an increase in clinical development and operational costs due to the expansion of clinical trials with increased enrollment.
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
The duration and cost of clinical trials through each of the clinical phases may vary significantly over the life of a particular project as a result of, among other things, the following factors:

•the length of time required to recruit qualified patients for clinical trials;
•the duration of patient follow-up in light of trial results;
•the number of clinical sites required for trials; and
•the number of patients that ultimately participate.

Sales and Marketing

The following table summarizes our sales and marketing expenses for the three months ended June 30, 2020, compared to the three months ended June 30, 2019:

			($ in thousands)
			Increase
Three Months Ended June 30,	2020	2019	2020 vs 2019
Labor costs	$8,415	$5,322	$3,093	58.1%
Marketing and promotions	3,057	347	2,710	nm
Consulting services	333	73	260	nm
Other	1,078	604	474	78.5%
Total sales and marketing	$12,883	$6,346	$6,537	nm
nm- not meaningful

Sales and marketing expenses for the three months ended June 30, 2020 increased by approximately $6.5 million compared to the three months ended June 30, 2019, primarily due to increased labor costs due to incentive and stock-based compensation related to our sales force recognized upon FDA approval, and an increase in marketing and promotional costs in connection with the launch of Trodelvy in the United States for patients with mTNBC.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2020, compared to the three months ended June 30, 2019:

			($ in thousands)
			Increase/(Decrease)
Three Months Ended June 30,	2020	2019	2020 vs 2019
Labor costs	$9,455	$2,393	$7,062	nm
Legal and advisory fees	1,561	2,856	(1,295)	(45.3)%
Consulting services	1,086	1,066	20	1.9%
Other	3,871	1,584	2,287	nm
Total general and administrative	$15,973	$7,899	$8,074	nm
nm - not meaningful

General and administrative expenses for the three months ended June 30, 2020 increased by approximately $8.1 million compared to the three months ended June 30, 2019, primarily due to increased labor costs due to incentive and stock-based compensation recognized upon FDA approval of Trodelvy.

Interest Expense
Interest expense for the three months ended June 30, 2020 was $14.2 million, compared to $10.6 million for the three months ended June 30, 2019. The $3.6 million increase was due primarily to changes in the fair value of our debt balances as a result of the RPI agreement. Refer to "Note 5 - Debt" for more information.

Income Tax Expense

There was no income tax expense for the three months ended June 30, 2020 and 2019.

Six-Month Period Ended June 30, 2020 Compared to Six-Month Period Ended June 30, 2019

Revenues

We began to record product revenue, net in the second quarter of 2020 following the approval of Trodelvy by the FDA in April 2020 and its subsequent commercial launch in the United States. We did not generate any revenue from product sales prior to the three months ended June 30, 2020. Total product revenue, net for the six months ended June 30, 2020 was $20.1 million.

Costs and Expenses

			($ in thousands)
			Increase/(Decrease)
Six Months Ended June 30,	2020	2019	2020 vs 2019
Cost of goods sold	$1,669	$—	$1,669	nm
Research and development	104,989	111,095	(6,106)	(5.5)%
Sales and marketing	20,950	14,227	6,723	47.3%
General and administrative	27,446	21,494	5,952	27.7%
Total costs and expenses	$155,054	$146,816	$8,238	5.6%
nm - not meaningful
Total costs and expenses for the six months ended June 30, 2020 increased $8.2 million compared to the six months ended June 30, 2019, primarily due to an increase in sales and marketing expenses of $6.7 million, an increase in general and administrative expenses of $6.0 million, and an increase in costs of goods sold of $1.7 million, partially offset by a decrease in research and development expenses of $6.1 million.

Cost of Goods Sold

Cost of product revenues consist primarily of direct and indirect costs related to the manufacturing of Trodelvy sold, including third-party manufacturing costs, packaging services, freight, allocation of overhead costs, and inventory adjustment charges, in addition to royalty expenses. We began capitalizing inventory upon FDA approval of Trodelvy. Cost of product revenues was $1.7 million for the six months ended June 30, 2020. All product costs incurred prior to FDA approval of Trodelvy in April 2020 were expensed as research and development expenses.

Research and Development

The following table summarizes our research and development costs for the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

			($ in thousands)
			(Decrease)/Increase
Six Months Ended June 30,	2020	2019	2020 vs 2019
Labor	$35,192	$23,871	$11,321	47.4%
Manufacturing and quality costs	36,348	66,794	(30,446)	(45.6)%
Clinical development and operations	25,504	15,949	9,555	59.9%
Other	7,945	4,481	3,464	nm
Total research and development costs	$104,989	$111,095	$(6,106)	(5.5)%
nm - not meaningful

Research and development costs decreased for the six months ended June 30, 2020 by approximately $6.1 million to $105.0 million compared to the six months ended June 30, 2019. The decrease is primarily due to a decrease in manufacturing and quality costs as all costs were expensed to research and development in the prior period and a portion of such costs are capitalized in the current period due to FDA approval of Trodelvy. The decrease is partially offset by an increased clinical development and operational costs due to the expansion of clinical trials with increased enrollment and an increase in labor costs due to higher headcount, incentive and stock-based compensation expense recognized upon FDA approval.

Sales and Marketing

The following table summarizes our sales and marketing expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

			($ in thousands)
			Increase
Six Months Ended June 30,	2020	2019	2020 vs 2019
Labor costs	$13,661	$12,009	$1,652	13.8%
Marketing and promotions	4,565	1,004	3,561	nm
Consulting services	635	73	562	nm
Other	2,089	1,141	948	83.1%
Total sales and marketing	$20,950	$14,227	$6,723	47.3%
nm- not meaningful

Sales and marketing expenses for the six months ended June 30, 2020 increased by approximately $6.7 million compared to the six months ended June 30, 2019, primarily due to an increase in marketing and promotional costs in connection with the launch of Trodelvy in the United States for patients with mTNBC, and an increase in labor costs due to incentive and stock-based compensation related to our sales force recognized upon FDA approval.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

			($ in thousands)
			Increase/(Decrease)
Six Months Ended June 30,	2020	2019	2020 vs 2019
Labor costs	$14,298	$9,206	$5,092	55.3%
Legal and advisory fees	3,310	3,910	(600)	(15.3)%
Consulting services	2,204	3,212	(1,008)	(31.4)%
Other	7,634	5,166	2,468	47.8%
Total general and administrative	$27,446	$21,494	$5,952	27.7%

General and administrative expenses for the six months ended June 30, 2020 increased by approximately $6.0 million compared to the six months ended June 30, 2019, primarily due to increased labor costs due to incentive and stock-based compensation recognized upon FDA approval of Trodelvy, partially offset by a decrease in both consulting services and legal and advisory fees due to decreased reliance on outside legal counsel and consultants.

Interest Expense
Interest expense for the six months ended June 30, 2020 was $27.8 million, compared to $20.6 million for the six months ended June 30, 2019. The $7.2 million increase was due primarily to changes in the fair value of our debt balances as a result of the RPI agreement. Refer to "Note 5 - Debt" for more information.

Income Tax Expense

There was no income tax expense for the six months ended June 30, 2020 and 2019.

Liquidity and Capital Resources

        Since its inception in 1982, Immunomedics’ principal sources of funds have been the private and public sale of equity and debt securities, and revenues from licensing agreements, including up-front and milestone payments, funding of development programs, and other forms of funding from collaborations.

        As of June 30, 2020, we had $975.5 million in cash, cash equivalents and marketable securities. We believe our projected financial resources are adequate to (i) support commercial launch of Trodelvy in the United States in mTNBC, (ii) continue to expand the clinical development programs for developing Trodelvy in mTNBC, metastatic urothelial cancer ("mUC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), and other indications of high medical need, (iii) invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), (iv) continue scale-up manufacturing and manufacturing process improvements, and (v) general working capital requirements. However, in case of regulatory delays or other unforeseen events, we may require additional funding. Potential sources of funding in such a case could include (i) the entrance into potential development and commercial partnerships to advance and maximize our full pipeline for mTNBC and beyond in the United States and globally, and (ii) potential private and public capital markets financing. Refer to "Note 8 - Stockholders' Equity" for additional information.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	($ in thousands)
	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(102,694)	$(67,173)
Net cash used in investing activities	$(1,324)	$(5,699)
Net cash provided by financing activities	$466,588	$7,935
        Net cash used in operating activities. Net cash used in operating activities during the six months ended June 30, 2020 was approximately $102.7 million, compared to $67.2 million during the six months ended June 30, 2019, an increase in cash used in operating activities of $35.5 million. The increase in cash used in operating activities for the period was primarily due to changes in working capital due to commercialization efforts and clinical trial expenses.

        Net cash used in investing activities. Net cash used in investing activities during the six months ended June 30, 2020 was $1.3 million, compared to $5.7 million during the six months ended June 30, 2019. The decrease of $4.4 million was due to a decrease in purchases of property and equipment.

        Net cash provided by financing activities. Net cash provided by financing activities during the six months ended June 30, 2020 was $466.6 million, compared to $7.9 million during the six months ended June 30, 2019. The increase of $458.7 million was primarily due to receipt of approximately $464.6 million in net proceeds from a public offering of our common stock on May 1, 2020.

Working Capital and Cash Requirements

Working capital was $962.2 million as of June 30, 2020, compared to $566.9 million as of December 31, 2019. The $395.3 million increase in working capital was primarily due to funds received from our public offering on May 1, 2020 (Refer to Note 8 - "Stockholders' Equity" for additional information).

We expect to continue to fund our operations with our current financial resources. However, if we do require additional funding in the future, potential sources of funding include (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing our full pipeline for mTNBC and beyond, (ii) the sales and marketing of Trodelvy as a third-line therapy for mTNBC in the United States, and (iii) potential equity and debt financing transactions.

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

(b)Changes in Internal Controls over Financial Reporting: During the quarter ended June 30, 2020, we implemented processes and internal controls to record product revenue, cost of product revenues, accounts receivable, and inventory as a result of the FDA approval and the US commercial launch of Trodelvy. The implementation of these processes resulted in material changes to our internal controls over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated by reference to "Note 12 - Commitments and Contingencies" of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I Item 1 of this Quarterly Report on Form 10-Q.

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

Risks Relating to Our Business, Operations and Product Development

The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes , or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including clinical development of our products and product candidates, manufacturing, commercial operations and sales.
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
For example, such restrictions may present challenges in connection with our ability to successfully commercialize Trodelvy, our ability to manufacture and distribute Trodelvy, and our ability to continue clinical development of Trodelvy for other indications or of our other product candidates. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, our ability to meet performance obligations under contracts may be impacted.
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
Any elongation or de-prioritization or delay in regulatory review resulting from such disruptions could materially affect our ongoing clinical development and commercialization plans. For example (although our lead product has been approved by FDA and any necessary preapproval inspections were completed despite the COVID-19 issues emerging), the FDA previously, due to the pandemic, delayed both domestic and foreign facility inspections, and the agency announced in July 2020 that domestic facility inspections will be prioritized through a risk-based approach, while foreign facility inspections continue to be temporarily delayed. We expect that the impact of COVID-19 on FDA operations will continue to evolve. Depending on the length of the COVID-19 pandemic and FDA’s related internal policies, this could impact future applications of our product or product candidates.

We currently engage third-party contract manufacturers to, among other things, manufacture components and materials for our products and product candidates. If either we or any of our third-party vendors or subcontractors in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted, limiting our ability to supply sufficient product for our clinical or commercial plans.
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

We have incurred significant operating losses since our formation in 1982. We continue to spend our cash resources to fund our research and development programs and, subject to adequate funding, we expect these expenses to increase for the foreseeable future. There can be no assurance that we will be profitable in future quarters or other periods. Further, we have made the strategic decision to focus on our therapeutic pipeline. Although we recently received accelerated approval for Trodelvy, we historically have never had product sales of any therapeutic product. We expect to experience significant operating losses as we invest further in our research and development activities while simultaneously attempting to develop and commercialize our other therapeutic products. Even if we are able to develop additional commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI Finance Trust, a Delaware statutory trust ("RPI"), royalties on certain Trodelvy revenues pursuant to the Royalty Agreement may erode profitability of such products. If we are unable to develop and successfully commercialize viable therapeutic products or to license them to third parties, it is likely that we will never achieve significant revenues or become profitable, either of which would jeopardize our ability to continue as a going concern.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our clinical development efforts.

We believe our projected financial resources are adequate to (i) support commercial launch of Trodelvy in the United States in mTNBC, (ii) continue to expand the clinical development programs for developing Trodelvy in mTNBC, metastatic urothelial cancer ("mUC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), and other indications of high medical need, (iii) invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), (iv) continue scale-up manufacturing and manufacturing process improvements, and (v) general working capital requirements. However, in case of regulatory delays or other unforeseen events, we may require additional funding.

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

Clinical trials involve the administration of a product candidate to patients who are already extremely ill, making patient enrollment often difficult and expensive. Moreover, even in ideal circumstances where the patients can be enrolled and then followed for the several months or more required to complete the study, the trials can be suspended, terminated, delayed or otherwise fail for any number of reasons, including:

•later-stage clinical trials may raise safety or efficacy concerns not readily apparent in earlier trials or fail to meet the primary endpoint;

•unforeseen difficulties in manufacturing the product candidate in compliance with all regulatory requirements and in the quantities needed to complete the trial which may become cost-prohibitive;

•we or any of our collaboration partners may experience delays in obtaining, or be unable to obtain, agreement for the conduct of our clinical trials from the FDA, institutional review boards ("IRBs"), or other reviewing entities at clinical sites selected for participation in our clinical trials;

•while underway, the continuation of clinical trials may be delayed, suspended or terminated due to modifications to the clinical trial’s protocols based on interim results obtained or changes required or conditions imposed by the FDA, an IRB, a data and safety monitoring board (“DSMB”), or any other regulatory authority;

•our third-party contractors may fail to meet their contractual obligations to us in a timely manner;

•the FDA or other regulatory authorities may impose a clinical hold, for example based on an inspection of the clinical trial operations or trial sites;

•we or any of our collaboration partners may suspend or cease trials in our or their sole discretion;

•during the long trial process alternative therapies may become available which make further development of the product candidate impracticable; and

•if we are unable to obtain the additional capital we need to fund all of the clinical trials we foresee, we may be forced to cancel or otherwise curtail such trials and other studies.

Any substantial delay in successfully completing clinical trials for our products and product candidates, Trodelvy and IMMU-130, could severely harm our business and results of operations. For example, due to the COVID-19 pandemic, we have experienced, and expect to continue to experience, enrollment at a slower pace at certain of our clinical trial sites than initially expected. In addition, certain of our clinical trial sites have suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. As a result, we expect the results from our clinical trials could be delayed, which in turn could have a material adverse impact on our clinical trial plans and timelines.

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

On April 6, 2020, we announced that our Phase 3 confirmatory ASCENT study will be halted due to compelling evidence of efficacy. This decision was based on the unanimous recommendation of the study's independent data safety monitoring committee after a routine review the data from the ASCENT study. While the study was halted based on the interim analysis, detailed results of the remainder of the study, including a comparison of the efficacy of Trodelvy to the treatment of physician's choice as measured by progression-free survival in patients with mTNBC previously treated with at least two systemic chemotherapy regimens as well as secondary objectives including overall survival, independently-determined objective response rate, duration of response and time to onset of response per RECIST 1.1 criteria, quality of life, and safety, are not yet available. On July 6, 2020, we announced positive results from the ASCENT study. We cannot, however, guarantee that these final results of the ASCENT study and other existing clinical data will be sufficient to support the approval of a supplemental BLA, or whether regulatory agencies will require additional clinical trials or information, which could impact the approvability or commercialization timing and prospects of Trodelvy for the treatment of adult patients with mTNBC who have received at least two prior therapies for metastatic disease.

Information obtained from our Expanded Access Program launched in January 2020 may not reliably predict the efficacy of our product or product candidates in company-sponsored clinical trials and may lead to adverse events that could limit approval.

In January 2020, we instituted an Expanded Access Program for mTNBC patients. Expanded access programs involve the provision of investigational drugs for use in patients who would not otherwise qualify for inclusion in company-sponsored clinical trials. It is often individual physician-investigators who seek expanded access to drugs in this context. Expanded access use occurs outside of company-designed placebo-controlled studies. Use of drugs in the expanded access context can lead to observation of a treatment effect in the uncontrolled setting which may differ from that in placebo-controlled trials. Given the lack of standardized inclusion/exclusion criteria and the lack of a control group, patient data generated and collected under expanded access protocols are anecdotal and not designed to be aggregated or reported as study results. Moreover, data from such small numbers of patients may be highly variable.

Expanded access programs may provide supportive safety information for regulatory review, and it is also possible that questions may arise regarding adverse events experienced by patients in the expanded access program. Physician-investigators responsible for use of Trodelvy under expanded access protocols may use Trodelvy in a manner inconsistent with the protocol. Any adverse events or reactions experienced by patients in the expanded access program may be attributed to Trodelvy and may impact the safety profile of the drug with related labeling and other regulatory implications.

Should the clinical development process be successfully completed, our ability to derive revenues from the sale of therapeutics will depend upon our first obtaining FDA as well as foreign regulatory approvals, all of which are subject to a number of unique risks and uncertainties.

Even if we are able to demonstrate the safety and efficacy of our products and product candidates in clinical trials, if we fail to gain timely approval to commercialize our product candidates from the FDA and other foreign regulatory authorities, we will be unable to generate the revenues we will need to build our business. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidates for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials; or with our interpretation of data from our preclinical studies or clinical trials; or may otherwise take the position that our product candidates fail to meet the requirements and standards for regulatory approval. There is limited FDA precedent or guidance on ADCs, and ADC product candidates may present more complex review considerations than conventional drugs, given their biologic (antibody), drug, and linker components. There are numerous FDA personnel assigned to review different aspects of a BLA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (“CMC”), or other data and information, and the development and provision of these data and information may be time consuming and expensive.

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

Even if our technologies, products and product candidates are superior, if we lack the capital needed to bring our future products to market, we may not be successful. We have obtained the capital necessary to fund our research and development programs to date primarily from the following sources:

•upfront payments, milestone payments, and payments for limited amounts of our antibodies received from licensing partners;

•proceeds from the public and private sale of our equity or debt securities; and

•licenses and interest income from our investments.

Over the long term, we expect to commercialize Trodelvy in mTNBC in the United States and globally, to expand Trodelvy to treat patients with other solid tumors, including UC, HR+/HER2- mBC, NSCLC and other serious cancers, to continue to expand research and development activities and we do not believe we will have adequate cash to continue commercial expansion and development of Trodelvy, or to complete development of product candidates in line with our pipeline included in our long term corporate strategy. Our capital requirements are dependent on numerous factors, including:

•the rate of progress of commercialization of Trodelvy in mTNBC and our ability to develop it for other cancers;

•the rate at which we progress our research programs and the number of product candidates we have in preclinical and clinical development at any one time;

•the cost of conducting clinical trials involving patients in the United States, Europe and possibly elsewhere;

•our need to establish the manufacturing capabilities necessary to produce the quantities of our product candidates we project we will need;

•the time and costs involved in obtaining FDA and foreign regulatory approvals;

•the cost of first obtaining, and then defending, our patent claims and other intellectual property rights; and

•our ability to enter into licensing and other collaborative agreements to help offset some of these costs.

There may be additional cash requirements for many reasons, including, but not limited to, changes in our commercial expansion plans, our research and development plans, the need for unexpected capital expenditures or costs associated with any acquisitions of other businesses, assets or technologies that we may choose to undertake and marketing and commercialization of our products and product candidates. If we deplete our existing capital resources, we will be required to either obtain additional capital quickly, or significantly reduce our operating expenses and capital expenditures, either of which could have a material adverse effect on us.

Until we can generate significant cash through either (i) the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, or (ii) the sales and marketing of Trodelvy as a third-line therapy for mTNBC, we may need additional funding. We believe our projected financial resources are adequate to (i) support commercial launch of Trodelvy in the United States in mTNBC, (ii) continue to expand the clinical development programs for developing Trodelvy in mTNBC, metastatic urothelial cancer ("mUC"), hormone receptor-positive ("HR+")/human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer ("mBC"), and other indications of high medical need, (iii) invest in the broader clinical development of the platform (including IMMU-130 and IMMU-140), (iv) continue scale-up manufacturing and manufacturing process improvements, and (v) general working capital requirements. However, in case of regulatory delays or other unforeseen events, we may require additional funding. If, however, we cannot obtain sufficient funding through the entrance into various potential strategic partnerships targeted at advancing and maximizing the Company’s full pipeline for mTNBC and beyond, we could be required to finance future cash needs through the sale of additional equity securities and/ or the issuance of debt. However, there can be no assurance that we will be able to raise the additional capital needed to complete our pipeline of research and development programs on commercially acceptable terms, if at all. The capital markets have experienced volatility in recent years, which has resulted in uncertainty with respect to availability of capital and hence the timing to meet an entity’s liquidity needs. The Company’s existing debt will also negatively impact the Company’s ability to raise additional capital. If the Company is unable to raise capital on acceptable terms, its ability to continue its business would be materially and adversely affected. Having insufficient funds may require us to delay, scale-back, or eliminate some or all of our programs, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

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

We have historically been engaged primarily in research and development activities, but are commercializing our lead product, Trodelvy, ourselves. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercialization activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which can include problems relating to managing manufacturing and supply, reimbursement, marketing problems and additional costs. Our products and product candidates will require significant additional research and clinical trials, and we will need to overcome significant regulatory burdens prior to commercialization in the United States and other countries. In addition, we may be required to spend significant funds on building out our commercial operations.

Factors that may impact our efforts to commercialize our current or future products and product candidates and generate product revenues include:

•the need to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel over a large geographic area;

•the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;

•the clinical indications for which the products are approved and the claims that we may make for the products;

•limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;

•any distribution and use restrictions imposed by the FDA or to which we agree;

•our ability to appropriately market, detail, and distribute products in light of healthcare provider facility closures, quarantine, travel restrictions and other governmental restrictions caused by COVID-19;

•understanding and training relevant personnel on the limitations on, and the transparency and reporting requirements applicable to, remuneration provided to actual and potential referral sources;

•liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements; and

•our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring.

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

If we are unable to develop commercially viable therapeutic products, certain obligations the Company has to third parties, including, without limitation, our obligation to pay RPI royalties on certain Trodelvy revenues pursuant to the funding agreement may also erode profitability of this product. There can be no assurance that after the expenditure of substantial funds and efforts, we will successfully develop and commercialize any of our products and product candidates, generate any significant revenues or ever achieve and maintain a substantial level of sales of our products.

We may not successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize certain of our product and product candidates. Any of our collaboration partners may not adequately perform their responsibilities under our agreements, which could adversely affect our development and commercialization program.

A key element of our business strategy has been to develop, market and commercialize our product and product candidates through collaborations with more established pharmaceutical companies, including, but not limited to, our collaborations with Everest, Clovis, and Roche. To the extent we continue to rely on this business strategy, we may not be able to maintain or expand these licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize any of our product and product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product and product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product and product candidates.

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of certain of our products and product candidates, including the manufacturing of product materials, the design and conduct of clinical trials for certain of our product candidates, and potentially the obtaining of regulatory approvals and marketing and distribution of any successfully developed products. Our collaborative partners may also have or acquire rights to control aspects of our product development and clinical programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected. Our expenses may also increase as a result of our plan to undertake these activities internally to commercialize Trodelvy.

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

Our future success will be highly dependent upon our ability to first obtain and then defend the patent and other intellectual property rights necessary for the commercialization of our products and product candidates. We have filed numerous patent applications on the technologies and processes that we use in the United States and certain foreign countries. Although we have obtained a number of issued United States patents to date, the patent applications owned or licensed by us may not result in additional patents being issued. Moreover, these patents may not afford us the protection we need against competitors with similar technologies or products. A number of jurisdictions where we have sought, or may in the future choose to seek, intellectual property protection, have intellectual property laws and patent offices which are still developing. Accordingly, we may have difficulty obtaining intellectual property protection in these markets, and any intellectual property protections which we do obtain may be less protective than in the United States, which could have an adverse effect on our operations and financial prospects.

The successful development of therapeutic products frequently requires the application of multiple technologies that may be subject to the patent or other intellectual property rights of third parties. Although we believe it is likely we will need to license technologies and processes from third parties in the ordinary course of our business, we are not currently aware of any material conflict involving our technologies and processes with any valid patents or other intellectual property rights owned or licensed by others that would affect commercial sales of Trodelvy or other products starting in 2020. In the event that a third party was to claim such a conflict existed, they could sue us for damages as well as seek to prevent us from commercializing our products and product candidates. It is possible that a third party could successfully claim that our products infringe on their intellectual property rights. Uncertainties resulting from the litigation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Any patent litigation or other proceeding, even if resolved in our favor, would require significant financial resources and management time.

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

Even where we are able to obtain and then defend patent and other intellectual property rights necessary for research, development and commercialization of our products and product candidates, such intellectual property rights will be for a limited term. Where patents which we own or license expire, the technology comprising the subject of the patent may be utilized by third parties in research and development or competing products (for example, biosimilars of a patented product may be manufactured by third parties once the patent expires). While we endeavor to maintain robust intellectual property protection, as our existing issued patents expire, it may materially and adversely affect our competitive position.

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

Certain of our former officers and directors have relationships and agreements, both with us as well as among themselves and their respective affiliates, which create the potential for both real, as well as perceived, conflicts of interest. These include Dr. David M. Goldenberg, our former Chairman of our Board of Directors, our former Chief Scientific Officer and our former Chief Patent Officer, and Ms. Cynthia L. Sullivan, a former Director and our former President and Chief Executive Officer (who is also the wife of Dr. Goldenberg). Dr. Goldenberg is also a minority stockholder of our majority-owned subsidiary, IBC. Dr. Goldenberg was the primary inventor of new intellectual property for Immunomedics and IBC and was largely responsible for allocating ownership between the two companies. Immunomedics has incurred expenses on behalf of the IBC operations, including interest, over the past fifteen years. As of June 30, 2020, IBC has a liability to Immunomedics Inc. which is eliminated in consolidation.

On January 8, 2018, Morris Rosenberg joined the Company as Chief Technology Officer and became a full-time employee and was permitted to continue to provide certain limited outside consulting services through M Rosenberg BioPharma Consulting LLC.

On March 5, 2019, we entered into an agreement with Scott Canute, a member of our Board of Directors, in connection with his appointment as Executive Director of the Company. On April 16, 2020, Mr. Canute stepped down from his role as Executive Director but continues to serve as a member of our Board of Directors. Refer to Note 10 - "Related Party Transactions" for further information.

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

The commercial success of our product and product candidates depends on the availability and sufficiency of third-party payor coverage and reimbursement. Given that recent cancer therapeutics for solid cancers such as the ones we are developing can cost approximately in the range of $13,000 to $30,000 a month, even if our products and product candidates become available for sale it is likely that federal and state governments, insurance companies and other payors of health care costs will try to first limit the use of these drugs to certain patients, and may be reluctant to provide a level of reimbursement that permits us to earn a significant profit on our investment, if any.

Our ability to successfully commercialize therapeutic products will depend, in significant part, on the extent to which hospitals and physicians can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-

party payors are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Many commercial payors employ “new-to-market blocks” for newly launched medications and other products until the payors have the opportunity to make a coverage decision based upon their internal review of such products. When a medication or other product is not covered, the patient is responsible to pay the full price, which can significantly limit utilization. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our products. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

The United States government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our products and product candidates from coverage and limit payments for pharmaceuticals. We continue to monitor the potential impact of proposals to lower prescription drug costs at the federal and state level.

For example, on May 11, 2018, President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs, as well as additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, and incentivize manufacturers to lower the list price of their products. Developments are ongoing, as of July 2020 President Trump issued several Executive Orders on drug pricing.

Although some proposals related to the administration’s Blueprint and subsequent Executive Orders require additional authorization to become effective, may ultimately be withdrawn, or may face challenges in the courts, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs. Over the past year, Congress has put forward several proposals to lower prescription drug costs or otherwise address the costs of prescription drugs.

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

In addition, we expect that increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products and product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

If we are unable to obtain and maintain sufficient third-party coverage and adequate reimbursement for our products and product candidates, the commercial success of our products and product candidates may be greatly hindered, and our financial condition and results of operations may be materially and adversely affected.

Our products and product candidates may not achieve market acceptance.

If any of our product or product candidates fail to achieve sufficient market acceptance, we may not be able to generate sufficient revenue to become profitable. The degree of market acceptance of our products and product candidates, if and when they are approved for commercial sale, will depend on a number of factors, including, but not limited to:

•the timing of our receipt of marketing approvals, the terms of such approvals and the countries in which such approvals are obtained;

•the safety, efficacy, reliability and ease of administration of our products and product candidates;

•the prevalence and severity of undesirable side effects and adverse events;

•the extent of the limitations or warnings required by the FDA or comparable regulatory authorities in other countries to be contained in the labeling of our products and product candidates;

•the clinical indications for which our products and product candidates are approved;

•the availability and perceived advantages of alternative therapies;

•any publicity related to our products and product candidates or those of our competitors;

•the quality and price of competing products;

•our ability to obtain third-party payor coverage and sufficient reimbursement;

•our ability to appropriately market, detail, and distribute products in light of healthcare provider facility closures, quarantine, travel restrictions and other governmental restrictions caused by COVID-19;

•the willingness of patients to pay out of pocket in the absence of third-party payor coverage; and

•the selling efforts and commitment of our commercialization collaborators.

If our approved products or product candidates fail to receive a sufficient level of market acceptance, our ability to generate revenue from sales of any approved products will be limited, and our business and results of operations may be materially and adversely affected.

A portion of our funding has come from federal government grants and research contracts. Due to reductions in funding, we may not be able to rely on these grants or contracts as a continuing source of funds.

During the last few years, we have generated revenues from awards made to us by the National Institutes of Health and the Department of Defense to partially fund some of our programs. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the United States Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will continue to scale back these programs or terminate them due to their own budgetary constraints, as they have recently been doing. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing awards may be less than those received to date. In those circumstances, we would need to provide funding on our own, obtain other funding, or scale back or terminate the affected program. In particular, we cannot assure you that any currently contemplated or future efforts to obtain funding for our product and product candidate programs through government grants or contracts will be successful, or that any such arrangements which we do conclude will supply us with sufficient funds to complete our development programs without providing additional funding on our own or obtaining other funding. Where funding is obtained from government agencies or research bodies, our intellectual property rights in the research or technology funded by the grant are typically subject to certain licenses to such agencies or bodies, which could have an impact on our utilization of such intellectual property in the future.

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

Given that we market biopharmaceuticals, we are subject to current, evolving, and emerging U.S. laws that mandate price controls or establish or limit prices paid by government entities or programs for our products could impact our business. Our commercial products are subject to U.S. government healthcare programs’ controls of pricing, rebates, and marketing.

In recent years, there have been numerous initiatives on the federal and state levels in the United States for a broad range of reforms regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, increasing transparency regarding pricing, and otherwise addressing government control and other changes to the healthcare system in the United States. Specifically, there have been several United States Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Our products are subject to increasing pricing pressures. We must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid Drug Rebate Program, the 340B drug pricing program and the Medicare Part D Program. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to penalties. Over the past year, Congress has put forward several proposals to lower prescription drug costs or otherwise address the costs of prescription drugs, the President has recently issued several Executive Orders related to drug pricing, and additional HHS rulemaking may be forthcoming.

Some states have implemented, and other states are considering, biopharmaceutical price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. Efforts by government officials or legislators to implement measures to regulate prices or payments for pharmaceutical products, including legislation on drug importation, could adversely affect our business if implemented.

In addition, the Patient Protection and Affordable Care Act (“ACA”) and the Health Care and Education Reconciliation Act of 2010, which amended the ACA, collectively, the United States Health Reform Laws, were signed into law in the United States in March 2010.

Among the provisions of the ACA of importance to the pharmaceutical industry are the following:

•the Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition of Medicare Part B and Medicaid coverage of the manufacturer’s outpatient drugs furnished to Medicaid patients.

•effective in 2010, the ACA made several changes to the Medicaid Drug Rebate Program, including, but not limited to, increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs,

•establishing new methodologies by which Average Manufacturer Price (AMP) is calculated and rebates owed by manufacturers under the Medicaid Drug Rebate Program are collected for drugs that are inhaled, infused, instilled, implanted or injected;

•the expansion of eligibility criteria for Medicaid programs which potentially increase both the volume of sales and manufacturer’s Medicaid rebate liability;

•the extension of 340B discount eligibility to additional entity types beyond those previously eligible for 340B pricing, and revisions to pricing and rebate calculations with the potential to increase the required 340B discount;

•the ACA increased the manufacturer discount for brand-name drugs in the coverage gap to 70% from 50% off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., the “donut hole”);

•the ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•the ACA implemented the Physician Payments Sunshine Act;

•the ACA requires annual reporting of drug samples that manufacturers and distributors provide to physicians;

•the ACA expanded healthcare fraud and abuse laws in the United States, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;

•the ACA established a licensing framework for follow-on biologics;

•the ACA established the Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with the funding for such research, and the Center for Medicare & Medicaid Innovation within the Centers for Medicare & Medicaid Services (“Innovation Center”), to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•Individual coverage for certain essential health benefits was mandated by the ACA.

The ACA remains subject to pending legal and constitutional challenges in the United States Supreme Court. See California, et al v. Texas, et al, Cause No. 19-840. There is no assurance that any future replacement, modification or repeal of the ACA –were that to occur--would not adversely affect our business and financial results. The full effects of the ACA may be unknown until all outstanding legal issues are resolved, the statutory provisions are fully implemented, and CMS, the FDA, and other federal and state agencies issue final applicable regulations or guidance. These developments could potentially alter coverage and marketing requirements, thereby affecting our pricing and market share if individuals lose coverage for certain benefits.

Another development impacting drugs in development was the Right to Try Act, which was signed into law in 2018. The law, among other things, provides a federal framework for patients to access certain investigational new product candidates that have completed a Phase I clinical trial and meet other criteria. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. The Right to Try Act did not, however, establish any new entitlement or positive right to any party or individual, nor did it create any new mandates, directives, or additional regulations requiring a manufacturer or sponsor of an eligible investigational new product candidates to provide expanded access. The law did establish reporting requirements if drugs are in fact provided under this law, with ongoing development by FDA of implementing procedures.

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. Further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

In jurisdictions outside the United States, healthcare laws and regulations may also affect the pricing of our product and product candidates and may affect our profitability.

In certain countries, the government may provide healthcare at a subsidized cost to consumers and regulate prices, patient eligibility or third-party payor reimbursement policies to control the cost of our product and product candidates. Such a system may lead to inconsistent pricing of our product and product candidates from one country to another. The availability of our product and product candidates at lower prices in certain countries may undermine our sales in other countries where our product and product candidates are more expensive. In addition, certain countries may set prices by reference to the prices of our product and product candidates in other countries. Our inability to secure adequate prices in a particular country may adversely affect our ability to obtain an acceptable price for our product and product candidates in existing and potential markets. If we are unable to obtain a price for our product and product candidates that provides an appropriate return on our investment, our profitability may be materially and adversely affected.

Our industry and we are subject to intense regulation from the United States Government and other governments and quasi-official authorities regulating where our products are and product candidates may be sold.

Both before and after regulatory approval to market a particular product or product candidate, including our biologic products and product candidates, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements, including, without limitation, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and good clinical practice requirements for any clinical trials that we conduct post-approval. As a result, we are subject to a number of governmental and other regulatory risks, which include:

•clinical development is a long, expensive and uncertain process; delay and failure can occur at any stage of our clinical trials;

•our clinical trials are dependent on patient enrollment and regulatory approvals; we do not know whether our planned trials will begin on time, or at all, or will be completed on schedule, or at all;

•the FDA or other regulatory authorities may not approve a clinical trial protocol or may place a clinical trial on hold;

•we rely on third parties, such as consultants, contract research organizations, medical institutions, and clinical investigators, to conduct clinical trials for our drug candidates and if we or any of our third-party contractors fail to comply with applicable regulatory requirements, such as requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, European Medicines Agency ("EMA") or comparable foreign regulatory authorities may require us to perform additional clinical trials;

•if the clinical development process is completed successfully, our ability to derive revenues from the sale of therapeutics will depend on our first obtaining FDA or other comparable foreign regulatory approvals, each of which is subject to unique risks and uncertainties;

•there is no assurance that we will receive FDA or corollary foreign approval for any of our product candidates for any indication; we are subject to government regulation for the commercialization of our products;

•although we have received accelerated approval for Trodelvy in the United States, its continuing approval remains subject to the outcomes of our confirmatory Phase 3 clinical trial along with post-marketing requirements and commitments;

•even if one or more of our product candidates does obtain approval, regulatory authorities may approve such product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product or product candidate;

•undesirable side effects caused by our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities;

•later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of FDA and other applicable United States and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions;

•although our product and several of our product candidates have received orphan drug designation in the United States and the European Union ("EU"), for particular indications, we may not receive orphan drug exclusivity for any or all of those product candidates or indications upon approval, and even if we do obtain orphan drug exclusivity, that exclusivity may not effectively protect the product from competition; and

•even if one or more of our product candidates is approved in the United States, it may not obtain the 12 years of exclusivity from biosimilars for which innovator biologics are eligible, and even if it does obtain such exclusivity, that exclusivity may not effectively protect the product from competition; the FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates, and if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained; and we may be liable for contamination or other harm caused by hazardous materials used in the operations of our business.

Healthcare providers, physicians and third-party payors often play a primary role in the recommendation and prescription of any currently marketed products and product candidates for which we may obtain marketing approval. Our current and future arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations (at the federal and state level) that may constrain our business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency and privacy and security laws, including, without limitation:

•The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities including pharmaceutical manufacturers from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in case or in kind, to induce or reward, or in return for, or either the referral of an individual for, or the purchase, lease, order or recommendation of, an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs. This statute has interpreted broadly to apply to, among other things, arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. The term "remuneration" expressly includes kickbacks, bribes or rebates and also has been broadly interpreted to include anything of value, including, for example, gifts, discounts, waivers of payment, ownership interest and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. The failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability in all cases. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the ACA codified case law supporting that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

•Federal enforcement agencies and private whistleblowers recently have shown interest in pharmaceutical companies’ product and patient assistance programs ("PAPs"), including reimbursement support, co-pay support, nursing, adherence and educational services, referrals to other providers, donations to independent patient assistance charities, and relationships with specialty pharmacies. Co-pay assistance programs are intended to assist qualified patients with private insurance with any out-of-pocket financial obligations but must exclude any government healthcare program beneficiaries. Several investigations into patient assistance practices have resulted in significant civil and criminal settlements. Recently, the HHS-Office of the Inspector General has released several industry guidance documents, special bulletins, and advisory opinions addressing PAPs. Failure to implement certain measures and safeguards may be found by government agencies to courts to be evidence of intent to induce the purchase of drugs paid for by federal programs, in violations of the Anti-Kickback Statute. PAPs have also been the subject of recent Congressional review.

•The federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the federal government. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, marketing products of sub-standard quality, or, as noted above, paying a kickback that results in a claim for items or services in violation of the Anti-Kickback Statue. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. The False Claims Act also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In addition, certain marketing practices, including off-label promotion, may also implicate the False Claims Act. Although the False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes.

•The Federal Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, ("HITECH"), and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, and business associates. Among other things, HITECH made certain aspects of HIPAA's rules (notably the Security Rule) directly applicable to business associates - independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. The Department of Health and Human Services Office of Civil Rights, or ("OCR"), has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. The OCR has recently increased both its efforts to audit HIPAA compliance and its level of enforcement, with one recent penalty exceeding $5 million.

•The federal physician payment transparency requirements, sometimes referred to as the "Physician Payments Sunshine Act," created under the ACA, and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children's Health Insurance Program (with certain exceptions) to annually report to HHS, information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In 2022, the Sunshine Act will be extended to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). In addition, Section 6004 of the ACA requires annual reporting of information about drug samples that manufacturers and authorized distributors provide to healthcare providers.

•According to the United States Federal Trade Commission, ("FTC"), failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 USC § 45(a). The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required by the HIPAA Security Rule.

•Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the Medicaid Drug Rebate Program, the 340B Program and the rules and regulations applicable to Federal

Supply Schedule of the General Services Administration, among other laws. Enforcement claims, actions and inquiries may be made by government authorities relating to alleged failures to accurately interpret or identify or prevent non-compliance with the laws and regulations associated with these programs. Such enforcement activities can result in significant expense, civil fines, penalties or other adverse consequences and may result in damage to our reputation.

•Analogous state laws and regulations, such as state anti-kickback and false claims laws,, and other states laws addressing the pharmaceutical and healthcare industries, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases that may apply regardless of payor, i.e., even if reimbursement is not available; some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines (the PhRMA Code) and the relevant compliance program guidance promulgated by the federal government (HHS-OIG) in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to gifts, payments, or other remuneration to physicians and other healthcare providers, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information and the use of prescriber-identifiable data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted legislation - the California Consumer Privacy Act (“CCPA”) - which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Attorney General has issued clarifying regulations. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law and for protected health information collected by covered entities or business associates subject to HIPAA as specified in the law, it may regulate or impact our processing of personal information depending on the context. Despite the issuance of clarifying regulations by the Attorney General , it remains unclear how the statue and regulations will be interpreted and enforced.

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

EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, which was formerly governed by the provisions of the European Union Data Protection Directive, was replaced with the EU General Data Protection Regulation, ("GDPR"), which went into effect on May 25, 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The recent implementation of the GDPR has increased our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management's attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our indebtedness could have significant additional negative consequences, including, but not limited to:

•requiring the dedication of a substantial portion of our existing cash and marketable securities balances and, if available, future cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•increasing our vulnerability to general adverse economic and industry conditions;

•limiting our ability to obtain additional financing;

•limiting our ability to sell assets if deemed necessary;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

Shares eligible for future sale may adversely affect our ability to sell equity securities.

Sales of our common stock in the public market could materially and adversely affect the market price of shares. As of June 30, 2020, we had 231,073,471 shares of common stock issued, plus (1) outstanding options to purchase 6,959,838 shares of common stock with a weighted-average exercise price of $17.12 per share, (2) 126,026 outstanding restricted stock units held by certain directors of the Company, (3) 626,348 outstanding performance stock options held by certain executive officers, directors and employees of the Company, and (4) 10,467,681 shares of common stock reserved for potential future grant under the Plan. Of the 275,000,000 shares of common stock authorized under our Certificate of Incorporation, there were 25,746,636 shares of common stock available for future issuance as of June 30, 2020.

Our outstanding options may adversely affect our ability to consummate future equity-based financings due to the dilution potential to future investors.

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

From time to time, stock market analysts publish research reports or otherwise comment upon our business and future prospects. Due to a number of factors, we may fail to meet the expectations of securities analysts or investors and our stock price would likely decline as a result. These factors include:

•Announcements by us, any collaboration partners, any future alliance partners or our competitors of pre-clinical studies and clinical trial results, regulatory developments, technological innovations or new therapeutic products, product sales, new products or product candidates and product development timelines;

•The formation or termination of corporate alliances;

•Developments in patent or other proprietary rights by us or our respective competitors, including litigation;

•Developments or disputes concerning our patent or other proprietary rights, and the issuance of patents in our field of business to others;

•Government regulatory action;

•Period-to-period fluctuations in the results of our operations; and

•Developments and market conditions for emerging growth companies and biopharmaceutical companies, in general.

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

As of June 30, 2020, Avoro Capital Advisors LLC (“Avoro”) was the beneficial owner of approximately 11.4% of our outstanding common stock. Avoro is our largest stockholder, and Dr. Behzad Aghazadeh, the portfolio manager and controlling person of Avoro, serves as our Executive Chairman.

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

We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our products and product candidates and therefore we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in the market price of our common stock for appreciation of their investment.

ITEM 6. EXHIBITS
The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Exhibit Index” immediately following the Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOMEDICS, INC.

August 5, 2020	/s/ Usama Malik
Usama Malik
Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to the Company's current report on Form 8-K, as filed with the Commission on June 18, 2020.

10.47+ #
Separation Agreement, dated as of May 27, 2020, by and between the Company and Harout Semerjian, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, as filed with the Commission on May 27, 2020.

10.48 #
Immunomedics, Inc. Amended and Restated 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Commission on June 18, 2020.

10.49 #	Forms of Incentive Stock Option Notice and Incentive Stock Option Agreement under the Immunomedics, Inc. Amended and Restated 2014 Long-Term Incentive Plan

10.50 #	Forms of Nonqualified Stock Option Notice and Nonqualified Stock Option Agreement under the Immunomedics, Inc. Amended and Restated 2014 Long-Term Incentive Plan

10.51 #	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Officers/Employees) under the Immunomedics, Inc. Amended and Restated 2014 Long-Term Plan

10.52 #	Forms of Restricted Stock Units Notice and Restricted Stock Units Agreement (for Directors) under the Immunomedics, Inc. Amended and Restated 2014 Long-Term Incentive Plan

31.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) filed electronically herewith: (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019; (ii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the three and six months ended June 30, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019; and, (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL, included in Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

# Management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.